Form 10KSB40
period 1998-06-30
DELSOFT CONSULTING INC
filed 1999-01-15
CIK 1029424

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-KSB

/x/        Annual Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934
                For the Fiscal Year Ended June 30, 1998

/ /      Transition Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934
                   Commission File Number 000-24197

                       DelSoft Consulting, Inc.
            ----------------------------------------------
            (Name of Small Business Issuer in its Charter)

               Georgia                         75-2719614
     -------------------------------       --------------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

               106 Bombay Lane, Roswell, Georgia      30076
         ----------------------------------------------------
         (Address of principal executive office)   (Zip Code)

Registrant's telephone number, including area code:  (770) 518-4289

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / /    No /x/

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. $11,020,278.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of December 23, 1998 there were 1,165,895 shares of Common Stock outstanding held by non-affiliates of the issuer, with an aggregate value of $1,130,918
(based upon a value of $0.97 per share, the average bid and asked price of the Common Stock on December 23, 1998)

     At December 23, 1998, there were issued and outstanding
11,259,149 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):
Yes  / /      No /x/

                  DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in the "Competition" section below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1998 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

     DelSoft Consulting, Inc. ("DelSoft" or the "Company") was founded in July 1996 as a professional services staffing firm, and has, over the past 27 months, developed its technological and managerial infrastructure to offer its clients value added services, including professional services staffing, solutions and services for the Year 2000 problem and application maintenance outsourcing (collectively referred to as "solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming one of such client's preferred providers of comprehensive information technology ("IT") services and solutions. With the trend in the commercial market moving toward fully integrated information systems solutions, the Company offers its clients a broad range of business and technical services as a service outsourcer and systems integrator
capable of providing complex tool solutions.   This total solutions
approach includes proprietary software and tools, proven processes and methodologies, tested project management practices and resources management and procurement programs. The Company is headquartered in the Metropolitan Atlanta area with satellite offices in Ottawa, Canada, Indianapolis, Indiana and Detroit, Michigan. It also has human resources officers stationed in Bangalore and Madras, India who are actively recruiting IT professionals.

BACKGROUND

     The Company was incorporated in Georgia on July 1, 1996. In its first two years, the Company has applied a significant amount of its funds and resources towards the creation of the kind of infrastructure it believes will be needed to grow its business. This included the hiring of personnel, development of new services, establishment of an overseas recruitment division, and opening of satellite offices.

     On December 12, 1996, DelSoft merged with Pyke Corp., a Delaware corporation and publicly traded shell company ("Pyke") with the Company as the surviving entity. Pyke's 418 shareholders received one share of DelSoft Common Stock for every six shares of Pyke common stock they held. The Company issued 1,713,316 shares in the merger, or approximately 17% of DelSoft's outstanding Common Stock on a post-merger, fully diluted basis. The primary purpose of the merger was to increase the Company's shareholder base to help support an eventual trading market in the stock to make the securities more attractive and thereby facilitate the company's future efforts to raise equity capital.

     At the time of the merger, Pyke had a cash balance of $10,279 and no other assets or liabilities. Pyke had no operations prior to the effective date of the merger, and there was no market for the shares, so the shares issued by the Company in the merger were valued at Pyke's net asset value of $10,279.

SERVICES

     DelSoft provides its clients with a one-stop shop for a broad range of IT applications solutions and services. Historically, the substantial majority of the Company's projects have been client-managed. On client-managed projects, DelSoft provides professional services as a member of the project team on a time-and-materials basis. On DelSoft-managed projects, DelSoft takes complete responsibility for project management and bills the client on either a time-and materials or fixed-price basis. The Company is seeking to shift a larger portion of its business to DelSoft-managed projects, which generally carry higher profit margins.

     The solutions and services offered by the Company include the following:

     (a)  Professional Services Staffing:  Providing highly-skilled
          ------------------------------
software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company supplies clients' staffing needs from among its diverse supply of software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business in both the mainframe and client/server development environments.

     (b)  Services and Solutions for the Year 2000 Problem:  The
          ------------------------------------------------
Company offers the NYE 2000(TM) proprietary software toolset. The NYE 2000 software tool may be used to analyze and convert Natural(TM) source code to be Year 2000 compliant, and is expected to allow the Company to perform Year 2000 projects more efficiently. The NYE 2000 software tool allows a user to choose between full field expansion, windowing, or a combination of both. Customers may license the toolset and use it in their environment, or the Company will provide the toolset in conjunction with its delivery of proven methodologies, experienced project management, and skilled resources with significant Year 2000 project experience.

     (c)  Application Maintenance Outsourcing:  Spurred by global
          -----------------------------------
competition and rapid technological change, large companies, in particular, are downsizing and turning to outside service providers to perform their IT functions. The reasons for such outsourcing range from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company, has at its disposal a complete staff that includes experienced project managers, technicians and operators. These professionals provide essential data functions including, applications development, systems maintenance, data network management, voice network administration and help desk operations.

SALES AND MARKETING

     DelSoft sells its services to large organizations through a direct sales force. The Company is also aggressively pursuing preferred vendor arrangements with large organizations. As a preferred vendor, the Company would be one of a limited number of service providers to a particular client, thus enabling it to sell its services more effectively. These contracts generally result in lower margins due to negotiated discounts, but are expected to generate higher and more steady revenues.

CLIENTS

     The Company provides its services and solutions primarily to Fortune 1,000 companies with significant IT budgets and recurring staffing or software development needs. Substantially all of the Company's clients are large companies, major systems integrators or governmental agencies. The Company's strategy is to maximize its client retention rate and secure follow-on engagements by providing high quality services and client responsiveness.

     Two-thirds of the Company's net revenues for fiscal year 1998 were derived from only two clients: USA Group and Ernst & Young LLP. The Company's relationship with USA Group is long-standing. Although the parties could terminate the arrangement at any time, the current project has been renewed through September 1999. Significant effort has already been invested in this project and the Company believes it unlikely that its current project with USA Group would be abruptly terminated. Although Ernst & Young is a major client, the nature of the relationship is that the Company works with Ernst & Young on projects for their clients.

     Most of the Company's projects, including those with its two major clients, are terminable by the client at any time without penalty. The loss of any significant client and/or project could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The IT services industry is highly competitive and is served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Currently, the Company's primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, service departments of computer hardware and software companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, the Company's clients may elect to increase their internal IT resources to satisfy their solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. The Company believes that the range of services and solutions that it offers combined with its diverse pool of labor resources gives the Company a competitive advantage in the IT marketplace.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property.

     The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The intellectual property rights to the software developed by the Company in connection with a client engagement is typically assigned to the client.

     Although the Company's intellectual property has never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial costs to, and diversion of effort by, the Company. Any infringement claim or litigation against the Company could, therefore, materially and adversely affect the Company's business, operating results and financial condition.

HUMAN RESOURCES

     The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. The Company's human resources department is dedicated full-time to recruiting IT professionals and managing its human resources. The Company recruits in a number of countries and regions, including the United States, India, Canada, South America, Central America, Mexico, and the Philippines. The Company also advertises in various newspapers. In addition, the Company's employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. DelSoft uses a standardized global selection process which includes interviews, tests and reference checks.

     The Company has a focused retention strategy that includes career planning, training and benefits. The Company's comprehensive benefits package includes Company-paid health insurance, a 401(k) plan, dental insurance, and green card processing. The Company uses stock options as part of its recruitment and retention strategy.

     DelSoft employs 63 full-time employees, consisting of 43 technical consultants, 7 employees in marketing and sales and 7 employees in administration and support. DelSoft also has contracts with 6 independent consultants. DelSoft's IT professionals typically have Master's or Bachelor's degrees in Computer Science or another technical discipline and two to ten years of IT experience. In addition, the Company uses independent contractors to staff client engagements.

     On April 13, 1998, the Company acquired the client database of an IT recruiting company based in Detroit, Michigan. The Company has maintained an ongoing relationship with this IT recruiting company since 1996, and it has assisted the Company in finding and placing IT professionals in the past. Management believes that the newly acquired client database will reduce the costs of hiring its IT professionals.

GOVERNMENTAL REGULATION OF IMMIGRATION

     The Company's solutions and services are not currently subject to direct regulation by any government or law other than regulations applicable to businesses generally.

     Some of DelSoft's consultants are citizens of other countries, most of whom are working in the United States under H1-B temporary visas. The H1-B visa, which is issued subject to approval by the Immigration and Naturalization Service, allows companies that can prove that they need workers with certain skills Americans cannot provide to hire foreign nationals for such jobs for up to six years. Under current law, there is a statutory limit of 65,000 new H1-B visas that may be issued in any government fiscal year. For the federal fiscal year ending September 30, 1998, this limit was reached in May. The statutory limit will be increased to 115,000 new H1-B visas for fiscal year 1999 and 2000, and 107,500 for fiscal year 2001. The statutory limit will return to 65,000 in fiscal year 2002, beginning October 1, 2001. In years in which this limit is reached, the Company may be unable to obtain enough H1-B visas to bring sufficient foreign employees to the U.S. Moreover, the Company may have to replace existing employees whose H1-B visas expire at the end of their six year term with new employees, some of whom may also require visas. If the Company were unable to obtain H1-B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be materially adversely affected.

     Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of employment-based visas and permanent residency visas that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees, could require the Company to incur additional unexpected labor costs and expenses or result in the Company having insufficient qualified personnel to perform all of the engagements under which the Company is obligated or that might otherwise be available to the Company. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company spent approximately $113,072 on obtaining 47 visas for the fiscal year ended June 30, 1998. Because some of its employees hold visas, the Company is obligated to maintain certain public access files. The cost of that effort is included in the amount disclosed above.


ITEM 2.  DESCRIPTION OF PROPERTY.

     DelSoft's principal office is located at 106 Bombay Lane, Roswell, Georgia 30076. The office, which is approximately 2300 square feet, is leased pursuant to a lease which expires in May 2000. DelSoft's current location is adequate for its projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. DelSoft has a second office located at 1980 E. 116th Street, Suite 317, Carmel, Indiana. The office, which is approximately 1,618 square feet, is leased pursuant to a lease which expires in December 1999. The office is adequate for its projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. The Company has recently opened two additional sales offices, located at 6111 Jackson Road, Suite 105, Ann Arbor, Michigan, and 440 Laurier Avenue West, Suite 200, Ottawa, Ontario, Canada K1R7X6, respectively. These sales offices, which are each approximately 150 square feet, are leased pursuant to leases which expire in November 1999 and December 1998, respectively. Both of these sales offices are adequate for the Company's projected needs, and the Company does not believe it will have difficulty in obtaining additional space as needed.

     The monthly rent on each of the offices is as follows:

          Roswell, Georgia         $2,650
          Carmel, Indiana          $1,867
          Ottawa, Canada           $  552*
          Detroit, Michigan        $  300

*Based on exchange rate on November 19, 1998. Actual rate is in Canadian dollars at CAN$856.

     The Company maintains a Commercial Business Package (Property) insurance policy on the Roswell, Georgia and Carmel, Indiana offices. The policy coverage total on contents is approximately $164,000. The liability coverage is $2,000,000 on these two locations. The Company does not maintain insurance on the Ottawa and Detroit offices because the contents of these two offices is negligible, and they are not used for meeting with customers.

ITEM 3.  LEGAL PROCEEDINGS.

     An action entitled HAS, INC. V. BRIDGTON, INC., ET. AL., Civil Action No. IP98-0167 C was filed on February 6, 1998 in the United States District Court for the Southern District of Indiana, Indianapolis Division. The plaintiffs named the Company as a co-defendant. The plaintiff alleges that the Company tortiously interfered with the plaintiff's contracts with Bridgton, causing Bridgton to breach such contracts, and that the Company tortiously interfered with the plaintiff's business relationship with one of plaintiff's clients by placing computer consultants with the plaintiff's clients. The complaint seeks compensatory and punitive damages and other relief. The Company believes such claim is baseless and intends to defend itself vigorously.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No meeting of shareholders was held during the fourth quarter of fiscal year 1998.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Common Stock is traded in the over-the-counter market and quoted under the symbol "DSFT." The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock. As of December 23, 1998, approximately 11,259,149 shares of Common Stock were issued and outstanding, and there were 398 holders of record for such shares.

                                                        Price Range
                                           ____________________________________

                                              High                       Low
                                              ----                       ---

 YEAR ENDED JUNE 30, 1998
      Fourth Quarter                          2.33                       1.27
      Third Quarter                           2.25                       1.50
      Second Quarter                         10.375                      6.25
      First Quarter                          10.875                      5.34


     The high and low bid information provided above are those reported by the Nasdaq Stock Market OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

   The Company has not declared or paid any cash dividends since its organization. The credit facility with Emergent Financial Group prohibits the Company from declaring or paying any cash or other dividends or distributions on any of its corporate stock (other than stock dividends) while there is an outstanding balance.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company issued 375,000 shares of Common Stock to NYE 2000 Systems, Inc. as part of the consideration for the NYE 2000 software tool and related rights purchased by the Company pursuant to a certain Purchase Agreement, dated May 15, 1998. There were no underwriters involved in the sale, and no commissions were paid in connection with the sale. The sale was exempt from registration under Section 4(2) of the Securities Act. NYE 2000 Systems, Inc. was a sophisticated investor and had available to it a copy of the Company's filed Form 10-SB.

     On May 22, 1998, the Company sold 533,333 newly issued shares of Common Stock to Merchant Services Group, Inc. for $500,000 ($0.938 per share). There were no underwriters involved in the sale, and no commissions were paid in connection with the sale, although the Company did pay a finder's fee of $45,000 in connection with the sale. The sale was exempt from registration under Rule 504 promulgated under the Securities Act.

     On April 13, 1998, the Company issued 162,500 shares of Common Stock in a restricted stock agreement with Randy Hitchcock in connection with a purchase of certain assets of his business, American Computer Company. The Company also paid $90,000 and issued to him options to purchase 87,500 shares of Common Stock as part of the consideration in that transaction. In connection with this transaction, Mr. Hitchcock was provided access to the Company's financial statements and business plans. Through a prior business relationship with the Company, he was familiar with the Company's business and customers. The Company believes Mr. Hitchcock was adequately sophisticated to make an investment in the Company under the exemption from registration provided under Section 4(2) of the Securities Act.

     In March 1998, the Company issued options to purchase up to 100,000 shares of Common Stock to Barry Kaplan Associates in consideration of consulting services performed for the Company. The Company believes the principals of Barry Kaplan Associates were sophisticated investors, and they were provided with financial statements of the Company, business summaries of the Company and a copy of the Company's Rule 15c2-11 Disclosure Statement. The Company is claiming an exemption from registration of the issuance of the options under Section 4(2) of the Securities Act.

     On November 25, 1997, the Company issued 100,000 shares of Common Stock to Millennium Holdings Group, Inc. as consideration for certain consulting services provided under a Consulting Agreement dated October 22, 1997. There were no underwriters involved in the sale, and no commissions were paid in connection with the sale. The Company believes Millennium Holdings Group, Inc. was a sophisticated investor, and the Company provided this investor with information about the Company to the extent requested by the investor and as the Company deemed adequate for an exemption from registration under Section 4(2) of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     DelSoft Consulting, Inc. is a professional services staffing firm that was incorporated in Georgia on July 1, 1996. The Company offers its clients value added services, including professional services staffing, solutions and services for the Year 2000 problem, and application maintenance outsourcing (collectively referred to as "solutions"). DelSoft markets solutions to both existing and potential clients with the objective of becoming one of such client's preferred providers of comprehensive information technology ("IT") services and solutions.

     DelSoft's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, DelSoft provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on such projects as the services are performed.

     DelSoft's most significant cost item is its personnel expense, which consists primarily of salaries and benefits for the Company's billable personnel. The number of IT professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, project terminations and completion and scheduling delays may result in short periods when personnel are not assigned to active projects. DelSoft manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, the Company continues to process H1-B visas and maintain a database of available professionals to respond to increased demand for the Company's services on both existing projects and new engagements.

     The Company provides its services and solutions primarily to Fortune 1,000 companies with significant IT budgets and recurring staffing or software development needs. Substantially all of the Company's clients are large companies, major systems integrators or governmental agencies.

     During 1998, the Company redirected its focus to expanding its professional services staffing operations through direct and/or end-user client placements that generate higher revenues and higher gross margins than subcontractor placements. As a result, DelSoft released any consultants not meeting this general profile. In the first quarter, this process continued. New placements during this period will generate an average of approximately $220,000 in gross revenues per placement (on an annualized basis) at an average gross margin of approximately 44%. This compares to an average of approximately $137,000 in gross revenues per placement (on an annualized basis) at an average gross margin of approximately 37% during the three-month period ending September 30, 1997.

RESULTS OF OPERATIONS FOR THE YEAR COMPARED TO THE YEAR ENDED JUNE 30,
1997

     REVENUES: The Company's revenues increased approximately 80%, from approximately $6.1 million in 1997 to approximately $11 million in 1998. This growth in revenues was primarily attributable to additional services provided to existing clients and engagements with new clients. In addition, new placements in 1998 were at higher billable rates as compared to the billable rates for the same period last year.

     DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company.
Direct project costs increased approximately 69%, from approximately $4.8 million in 1997 to approximately $8.1 million in 1998. This increase is primarily attributable to the Company's ability to attract and retain its own qualified IT professionals while decreasing its reliance on independent contractors. In addition, professional salaries to attract and retain qualified IT professionals to staff existing and additional projects are higher due to increased competition in the marketplace.

     NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue increased approximately 123%, from approximately $1.3 million in 1997 to approximately $2.9 million in 1998. This increase is attributable primarily to an increase in the number of IT professionals utilized by the Company (including independent contractors). In addition, billing rates increased at a slightly higher level than professional salaries and engagements with new clients were more profitable than those with existing clients. The increase in net revenue was partially offset by higher personnel expenses resulting from the hiring of additional professionals to support the increase in client engagements.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased approximately 75%, from approximately $1.2 million in 1997 to approximately $2.1 million in 1998. The increase in selling, general, and administrative expenses is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional services offerings, the expansion of its recruiting capabilities, and the opening of additional offices. Also, the Company has increased professional and marketing expenses as a public company not previously incurred as a private company.

     NET INCOME (LOSS). The Company's net income for the year ended June 30, 1998, increased approximately 305%, from approximately
$74,000 in 1997 to approximately $300,000 in 1998.

     RECENT DEVELOPMENTS. During the first quarter of 1998, the Company signed a letter of intent to acquire a computer-consulting firm, providing a variety of computer programming services with an emphasis on client-server ("Acquisition"). The target company, which is headquartered in New York City, has approximately one hundred IT professionals throughout the tri-state area and Europe. Management of the target company estimates current revenues of approximately $9.6 million and current profits (prior to taxes, compensation and distributions to shareholders and any resulting acquisition costs) of approximately $1 million in 1998. The companies are in the process of completing their respective due diligence. The terms of the Acquisition, including the purchase price, have not been finalized. The Acquisition will be paid for with a combination of cash and stock. The target company has agreed to a payout over three years. In addition, the purchase price is subject to reduction in the event the revenues and/or profits of the target company decline.

LIQUIDITY AND CAPITAL RESOURCES


     Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings.
During 1998, the Company received net proceeds of $705,000 from sales of common stock.

     The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, Jerry Rosemeyer, Benjamin Giacchino, and Jeffrey A. Rinde each executed a limited personal guaranty obligating each of them to pay the sum of $100,000 of the Company's outstanding borrowings when due; provided, however, that if an event of default and/or a default had not occurred as defined in the Loan Documents dated February 18, 1997, between the Company and Emergent Financial Group, the limited personal guaranty expire at the end of six months from its execution. Accordingly, these guarantees have expired. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of September 30, 1998 and November 10, 1998, the Company had outstanding borrowings of approximately $548,000 and $590,000, respectively.

     Except for additional cash that may be required to close the Acquisition, the Company currently anticipates existing sources of liquidity and cash generated from operations are sufficient to satisfy its cash needs through the next twelve months. To close the Acquisition or in the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deem prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the hiring of further IT professionals and/or the acquisition of other consulting companies.

     The Company does not believe that its business is subject to seasonal trends.

     The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

YEAR 2000

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that the principal staffing and financial systems it intends on using as of January 1, 1999, which are licensed from and maintained by third-party software development companies, are Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

     The Company intends on conducting a risk evaluation and assessment study to determine the preparedness level of customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The Company will take such actions as management deems appropriate based on the results of the review. The Company expects to incur only minimal internal staff costs and other miscellaneous expenses related to the risk evaluation and assessment project.

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements required by this item are attached hereto on pages F1 - F20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of December 31, 1997, the Company's board of directors dismissed Allen P. Fields, CPA and appointed J.H. Cohn LLP as the Company's independent public accountants. The report of Allen
P. Fields, CPA on the Company's financial statements as of June 30, 1997 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audit for the period from July 31, 1996 (date of inception) to June 30, 1997 and through December 31, 1997, there were no disagreements with Allen P. Fields, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure at the time of the change of independent public accountants or with respect to the Company's financial statements. Prior to retaining J.H. Cohn LLP, the Company had not consulted J.H. Cohn LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.

                              PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the directors and executive officers of the
Company:

  Name (Age)                        Position(s)                       Business Experience During the Past Five Years
  ----------                        -----------                       ----------------------------------------------
  Michael Osso (37)                 President and Director                 Mr. Osso has served as President of
                                                                      DelSoft since September 1997 and as a Director
                                                                      since November 1997.  Prior to his employment
                                                                      with DelSoft, Mr. Osso was employed by Bridgton
                                                                      Consulting, Inc. ("Bridgton"), an IT services
                                                                      provider similar to the Company, as a
                                                                      Consultant from November 1993 to August 1997,
                                                                      by TTI Technologies, a computer consulting
                                                                      company, as a Software Engineer from July 1993
                                                                      to November 1993, and by Long Island Savings
                                                                      Bank as a Systems Analyst from November 1988 to
                                                                      June 1993.

  Adil Choksey (34)                 Vice President                         Mr. Choksey has served as Vice President
                                                                      of DelSoft since November 1996.  Prior to his
                                                                      employment with DelSoft, Mr. Choksey was
                                                                      employed by Bridgton as Vice President of Sales
                                                                      from November 1995 to October 9 1996, by
                                                                      Beechwood Computing Limited, a software
                                                                      consulting firm, as Vice President of Sales
                                                                      from July 1994 to October 1995, and by Pertech
                                                                      Computers Ltd., a hardware/software sales
                                                                      company, as a Regional Sales Manager from July
                                                                      1990 to June 1994.

  Jeffrey A. Rinde (31)            Chief Financial Officer, General       Mr. Rinde has served as Chief Financial
                                   Counsel, Secretary, and Director   Officer and General Counsel of DelSoft since
                                                                      January 1997, as its Secretary since July 1997
                                                                      and as a Director since November 1997.  He has
                                                                      also been a member of Briskin & Rinde, L.C., a
                                                                      general civil litigation firm with an emphasis
                                                                      on commercial transactions and litigation,
                                                                      since May 1995.  Prior to his membership in
                                                                      Briskin & Rinde, L.C., Mr. Rinde was employed
                                                                      by Chapman & Fennell, a general practice law
                                                                      firm, from April 1993 to November 1994.  During
                                                                      the period from November 1994 through May 1995,
                                                                      Mr. Rinde relocated from New York to Georgia
                                                                      and obtained a license to practice law in the
                                                                      State of Georgia.  From May 1992 to April 1993,
                                                                      Mr. Rinde was General Counsel for Willow
                                                                      Peripherals, a computer company.

Ben J. Giacchino (43)             Director                               Mr. Giacchino has served as a Director of
                                                                      DelSoft since July 1996.  He also served as
                                                                      Chief Operating Officer and Secretary of the
                                                                      Company from July 1996 to July 1997.  Prior to
                                                                      his employment with DelSoft, Mr. Giacchino was
                                                                      employed with Bridgton as Vice President from
                                                                      January 1994 to July 1996 and as a Director
                                                                      since January 1994, and with Greenway Capital
                                                                      Corp., a stock brokerage firm, as a stock
                                                                      broker from August 1991 to December 1993.  Mr.
                                                                      Giacchino has 15 years experience as a manager
                                                                      at various levels in the investment banking and
                                                                      brokerage industry.

Directors serve from the time they are elected or appointed until the next annual meeting of shareholders or until their successors are elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During the fiscal year ended June 30, 1998, Section 16 reporting was not applicable to any executive officer, director or beneficial owner.

ITEM 10.  EXECUTIVE COMPENSATION.

Management Compensation

     The following table sets forth certain information regarding the annual compensation for services to the Company for the fiscal year ended June 30, 1998 with respect to the Company's Chief Executive Officer and all other executive officers as of June 30, 1998 who earned more than $100,000 in salary and bonus during such fiscal year (the "Named Executive Officers"):

                                        Summary Compensation Table

                                             Annual Compensation                        Long-Term
                                                                                     Compensation and
                                                                                          Awards
                                 ---------------------------------------             ----------------
 Name and Principal Position       Year           Salary           Bonus                 Options
------------------------------------------------------------------------             ----------------
 Jerry Rosemeyer                  1998<F1>       $ 26,666        $     0                   --
   President and Chief
   Executive Officer

 Michael Osso                     1998<F2>       $147,796        $     0                2,525,000
   President

 Adil Choksey                      1998          $110,002        $ 5,000                    --
   Vice President

 Jeffrey A. Rinde                  1998          $142,723           $0                   100,000
   Chief Financial Officer

<F1> Mr. Rosemeyer served in these positions in fiscal year 1998 only through August 31, 1997.
<F2> Mr. Osso became president of the Company September 1, 1997.

     The following table contains certain information concerning the options granted to the Named Executive Officers during the fiscal year ended June 30, 1998.

                                 OPTION GRANTS IN LAST FISCAL YEAR

                                     Number of        Percent of
                                    Securities       Total Options
                                    Underlying        Granted to
                                  Options Granted    Employees in     Exercise or
           Name                                      Fiscal Year      Base Price     Expiration Date
------------------------------------------------------------------------------------------------------
 Michael Osso
      President                        125,000            3.5%           $2.00       September 1, 2007
                                     2,400,000           67.4%           $0.50       January 31, 2008

 Jeffrey A. Rinde
      Chief Financial Officer          100,000            2.8%           $0.50       January 31, 2008

         The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended June 30, 1998 by each Named Executive Officer and the value at fiscal year end of unexercised options held by the Named Executive Officers.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of
                                                                  Securities
                                                                  Underlying       Value of Unexercised
                                 Shares                          Unexercised       In-The-Money Options
                                Acquired                      Options at FY-End         at FY-End
                                   on                           Exercisable /         Exercisable /
             Name               Exercise    Value Realized      Unexercisable         Unexercisable*
 ------------------------------------------------------------------------------------------------------
 Jerry Rosemeyer
      Chief Executive Officer       0             --            50,000/75,000        $12,500/$18,750

 Michael Osso
      President                     0             --         2,400,000/125,000    $4,200,000/$31,250

 Jeffrey A. Rinde
      Chief Financial Officer       0             --           200,000/150,000       $200,000/$37,500


* Based on the closing sale price of Common Stock reported by the Nasdaq Stock Market OTC Bulletin Board as of June 30, 1998, which was $2.25 per share, less exercise price payable by optionees.

STOCK OPTION AND INCENTIVE PLANS

     In December 1997, the Company adopted the DelSoft Consulting, Inc. Stock Option Plan (the "Stock Option Plan") to provide key employees, officers and directors an opportunity to own Common Stock of the Company and to provide incentives for such persons to promote the financial success of the Company. Pursuant to the Stock Option Plan, the Board of Directors of the Company is authorized to grant to its key executives, other members of management and directors incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock. Under the Stock Option Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of an option may not exceed ten years.

     In July 1996, the Company adopted the Executive Incentive Compensation Plan (the "Incentive Plan") that was administered by the Company's Board of Directors. Under the terms of the Incentive Plan, a participant earned incentive compensation, which was payable in cash and/or common stock of the Company, based on a formula that took into consideration the percentage increase in the Company's billable hours, gross revenues and profitability over the corresponding amounts in the preceding fiscal year. Incentive compensation was limited to 80% of a participant's base salary for the year. The Incentive Plan was rescinded on July 1, 1997, because the Board of Directors decided that the plan placed an undue financial strain on the Company.

EMPLOYMENT AGREEMENTS

     The Company has entered into an Employment Agreement with Mr. Osso, dated August 5, 1997, pursuant to which Mr. Osso agreed to serve as President of the Company for a term of four years commencing on September 1, 1997, and for additional one year terms unless the Company elects not to extend the term. In consideration for his services as President, Mr. Osso will receive on an annual basis, (i) a base salary of not less than $130,000, subject to an annual increase of 5%, (ii) options to purchase 25,000 shares of the Company's Common Stock at a price equal to the fair market value of the Common Stock on the date such options are granted, and (iii) a bonus for any month in which the Company bills 15,000 hours or more. The Employment Agreement contains covenants against competition, solicitation and a confidentiality agreement. On April 1, 1998, Mr. Osso's base salary was increased to $200,000.

     The Company has entered into an Employment Agreement with Mr. Choksey, dated July 1, 1996, pursuant to which Mr. Choksey agreed to serve as Vice President of Sales of the Company for a term of five years commencing on July 1, 1996, and for additional one year terms unless the Company elects not to extend the term. In consideration for his services as Vice President, Mr. Choksey will receive, (i) a base salary of not less than $95,000 per year ($65,000 for 1996), subject to an annual increase of 5%, and (ii) a bonus for any month in which the Company bills 15,000 hours or more. The Employment Agreement contains covenants against competition and solicitation and a confidentiality agreement.

     The Company has entered into an Employment Agreement with Mr. Rinde, dated July 1, 1996, pursuant to which Mr. Rinde agreed to serve as General Counsel and Chief Financial Officer of the Company for a term of five years commencing on January 1, 1997, and for additional one year terms unless the Company elects not to so extend the term.
In consideration for his services as General Counsel and Chief Financial Officer, Mr. Rinde will receive on an annual basis, (i) a base salary of $111,500, subject to an annual increase of 5%, (ii) options to purchase 50,000 shares of the Company's Common Stock at a price equal to the fair market value of the Common Stock on the date of exercise, and (iii) a bonus for any month in which the Company bills 15,000 hours or more. The Employment Agreement contains covenants against competition and solicitation and a confidentiality agreement. On November 1, 1998, Mr. Rinde's base salary was increased to $181,000.

     The Company has entered into a Consulting Agreement with Mr. Rosemeyer, dated September 1, 1997. Under the agreement, the Company has agreed to pay Mr. Rosemeyer (i) $288,000 over a period of 24 months in consecutive equal monthly installments of $12,000, (ii) any amount due and owing as of June 30, 1997 pursuant to the Company's Executive Incentive Compensation Program, and (iii) a commission in the amount equal to 10% of the gross sales price for any sale of the Company's hyperdate methodology made by Mr. Rosemeyer on behalf of the Company. The Company also agreed to grant to Mr. Rosemeyer, on an annual basis for a period of four years, an option to purchase 25,000 shares of Common Stock in accordance with the Company's Stock Option Plan. In consideration for the payments and options, Mr. Rosemeyer agreed to provide up to 10 hours of services per week during the term of the Agreement. The Consulting Agreement contains covenants against competition and solicitation and a confidentiality agreement. Mr. Rosemeyer was employed by Bridgton, which engages in a business similar to the Company's, at the time the Consulting Agreement was entered into. The Company has consented to, and has waived its rights under the covenant against competition with respect to such employment.

     The Company has entered into a Consulting Agreement with Mr. Giacchino, dated June 18, 1997. Under the agreement, the Company agreed to pay Mr. Giacchino (i) $80,000 in 16 equal installments in accordance with the Company's normal payroll practices and (ii) any commissions and amounts payable pursuant to the Company Executive Incentive Compensation Program due and owing as of June 1997. The Company also agreed to grant to Mr. Giacchino, on an annual basis for a period of four years, an option to purchase 25,000 shares of Common Stock in accordance with the Company's Stock Option Plan. In consideration for the payments and options, Mr. Giacchino agreed to provide up to 10 hours of services per week during the term of the Agreement. The Consulting Agreement contains covenants against competition and solicitation, and a confidentiality agreement. Mr. Giacchino was employed by Bridgton, which engaged in a business similar to the Company's, at the time the Consulting Agreement was entered into. The Company has consented to, and has waived its rights under the covenant against competition with respect to such employment. On October 1, 1997, Mr. Giacchino rejoined the Company as a full-time employee, and he no longer receives payments under the consulting agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Company is authorized to issue 100,000,000 shares of Common Stock, of which 11,259,149 shares were issued and outstanding on December 23, 1998. As of December 23, 1998, there were 398 shareholders of record.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of December 23, 1998, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group:

                                     Shares Beneficially            Percent of Shares
 Beneficial Owner*                   Owned                          Outstanding**
--------------------------------------------------------------------------------------
      Ben J. Giacchino                2,681,767<F1>                  23.71%

      Jerry Rosemeyer                 2,683,650<F1>                  23.73%

      Jeffrey A. Rinde                2,302,837<F2>                  20.10%

      Michael Osso                    2,425,000<F3>                  15.05%

      Adil Choksey                    0                              --

All Directors and Executive Officers
as a Group (5 persons)               10,093,254                       72.18%
____________________

* Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.
** Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

<F1> Includes 50,000 shares subject to stock options which are currently exercisable.
<F2> Includes 200,000 shares subject to stock options which are currently exercisable.
<F3> Consists of 2,425,000 shares subject to stock options which are currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Jerry Rosemeyer and Ben Giacchino, who together own approximately 48% of the issued and outstanding Common Stock, are officers, directors and controlling shareholders of Bridgton. Bridgton ceased further business operations in February 1998. While it was in business, Bridgton and the Company occupied the same office facilities, and Bridgton was in the same business as the Company and dealt with many of the same customers and vendors. Michael Osso and Adil Choksey were also previously employed by Bridgton.

     During fiscal year 1998 , the Company billed Bridgton a total of $211,000 for the services of its programmers and engineers and realized a gross profit of approximately $38,000; and Bridgton billed the Company approximately $322,000 for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $75,000. Bridgton also billed the Company approximately $50,000 for reimbursement of overhead expenses during fiscal year 1998.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

a)   Exhibits.  The exhibits filed as part of this Annual report on
     --------
Form 10-KSB are as listed below. All exhibits are incorporated by reference to the indicated exhibit to the Company's registration of its Common Stock on Form 10-SB, as amended.

     Exhibit No.         Description
     -----------         -----------
          [C]            [S]
          2              Agreement and Plan of Merger, dated November 13,
                          1996, by and between the Company and Pike Corp. (Exhibit 2 to Form 10-SB)

          3.1            Articles of Incorporation (Exhibit 3.1 to Form
                          10-SB)

          3.2            Bylaws (Exhibit 3.2 to Form 10-SB)

          4              Form of Common Stock Certificate of Company
                          (Exhibit 4 to Form 10-SB)

          10.1           Lease Agreement, dated December 20, 1996, by and
                          between the Company and VPB Realty (Exhibit
                          10.1 to Form 10-SB)

          10.2           Subcontractor Agreement, dated July 1, 1996, by
                          and between the Company and Bridgton, Inc.
                          (Exhibit 10.2 to Form 10-SB)

          10.3           Loan and Security Agreement, dated February 18,
                          1997, by and between the Company and Emergent Financial Corp. (Exhibit 10.3 to Form 10-SB)

          10.4           Employment Agreement, dated August 5, 1997, by
                          and between the Company and Michael Osso
                          (Exhibit 10.4 to Form 10-SB)

          10.5           Employment Agreement, dated July 1, 1996, by and
                          between the Company and Adil Choksey (Exhibit
                          10.5 to Form 10-SB)

          10.6           Employment Agreement, dated July 1, 1996, by and
                          between the Company and Jeffrey A. Rinde
                          (Exhibit 10.6 to Form 10-SB)

          10.7           Consulting Agreement, dated September 1, 1997,
                          by and between the Company and Jerry Rosemeyer (Exhibit 10.7 to Form 10-SB)

          10.8           Consulting Agreement, dated June 18, 1997, by
                          and between the Company and Benjamin J.
                          Giacchino (Exhibit 10.8 to Form 10-SB)

          10.9           Delsoft Consulting, Inc. Stock Option Plan
                          (Exhibit 10.9 to Form 10-SB)

          10.10          Consulting Agreement, dated October 22, 1997, by
                          and between the Company and Millennium Holdings Group, Inc. (Exhibit 10.10 to Form 10-SB)

          10.11          Amendments to Loan and Security Agreement, dated
                          April 22, 1997, July 8, 1997 and August 29,
                          1997, by and between the Company and Emergent Financial Corp. (Exhibit 10.11 to Form 10-SB)

          10.12          Guaranty of Validity, executed by Messrs. Ben J.
                          Giacchino, Jerry Rosemeyer and Jeffrey A. Rinde in favor of Emergent Financial Corporation on February 18, 1997 (Exhibit 10.12 to Form 10-
                          SB)

          10.13          Guaranty, executed by Messrs. Ben J. Giacchino,
                          Jerry Rosemeyer and Jeffrey A. Rinde in favor of Emergent Financial Corporation on February 18, 1997 (Exhibit 10.13 to Form 10-SB)

          16.1           Letter from Allen P. Fields, dated November 21,
                          1998, on change in certifying accountant
                          (Exhibit 16.1 to Form 10-SB)


b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DELSOFT CONSULTING, INC.


                                           By: /s/ Michael Osso
                                              Michael Osso
                                              President

                                           Date:  January 15, 1999


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

       Signature               Position                            Date


/s/ Michael Osso        President and Director           Date:  January 15, 1999
Michael Osso            (principal executive officer)

/s/ Jeffrey A. Rinde    Chief Financial Officer, General Date:  January 15, 1999
Jeffrey A. Rinde        Counsel, Secretary and Director
                        (principal financial and
                        accounting officer)

/s/ Ben J. Giacchino    Director                         Date:  January 15, 1999
Ben J. Giacchino

                        DELSOFT CONSULTING, INC.

                     INDEX TO FINANCIAL STATEMENTS




                                                                         PAGE
                                                                         ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/3

BALANCE SHEET
   JUNE 30, 1998                                                          F-4

STATEMENTS OF INCOME
   YEARS ENDED JUNE 30, 1998 AND 1997                                     F-5

STATEMENTS OF STOCKHOLDERS' EQUITY
   YEARS ENDED JUNE 30, 1998 AND 1997                                     F-6

STATEMENTS OF CASH FLOWS
   YEARS ENDED JUNE 30, 1998 AND 1997                                     F-7

NOTES TO FINANCIAL STATEMENTS                                             F-8/21

                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ----------------------------------------

To the Board of Directors and Stockholders
Delsoft Consulting, Inc.


We have audited the accompanying balance sheet of Delsoft Consulting, Inc. as of June 30, 1998, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delsoft Consulting, Inc. as of June 30, 1998, and its results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                             J. H. COHN LLP

Roseland, New Jersey
August 5, 1998

REPORT OF CERTIFIED PUBLIC ACCOUNTANT



To the Board of Directors and Stockholders
Delsoft Consulting, Inc.



I have audited the accompanying statements of income, stockholders' equity and cash flows of Delsoft Consulting, Inc. for the year ended June 30, 1997. These financial statements are the resonsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards required that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principes used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above presently fairly, in all material respects, the results of operations and cash flows of Delsoft Consulting, Inc. for the year ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                  Allen Field, CPA

Atlanta, Georgia
September 19, 1997

                                                DELSOFT CONSULTING, INC.
                                                    Balance Sheet
                                                    June 30, 1998

                                                       ASSETS
                                                       ------
Current assets:
   Cash and cash equivalents                                                                          $   313,451
   Accounts receivable, net of allowance for doubtful accounts of $10,000                               1,183,394
   Deferred tax assets                                                                                     13,000
   Other current assets                                                                                    20,556
                                                                                                      -----------
          Total current assets                                                                          1,530,401
Equipment and furnishings, net of accumulated depreciation of $47,829                                     232,296
Intangible assets, net of accumulated amortization of $53,556                                           1,397,168
Other assets                                                                                               20,602
                                                                                                      -----------

          Total                                                                                       $ 3,180,467
                                                                                                      ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
Current liabilities:
   Current portion of long-term debt                                                                  $    38,134
   Accounts payable                                                                                       199,514
   Accrued compensation and other liabilities                                                             463,917
   Income taxes payable                                                                                   180,346
                                                                                                      -----------
          Total current liabilities                                                                       881,911
Long-term debt, net of current portion                                                                     85,014
Deferred tax liabilities                                                                                      800
                                                                                                      -----------
          Total liabilities                                                                               967,725
                                                                                                      -----------
Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; 100,000,000 shares authorized;
       11,159,149 shares issued and outstanding                                                         2,775,652
   Retained earnings                                                                                      374,590
   Unearned compensation                                                                                 (937,500)
                                                                                                      -----------
          Total stockholders' equity                                                                    2,212,742
                                                                                                      -----------

          Total                                                                                       $ 3,180,467
                                                                                                      ===========

                                                DELSOFT CONSULTING, INC.
                                                  Statements Of Income
                                          Years Ended June 30, 1998 and 1997

                                                                                             1998          1997
                                                                                       -------------   ------------
Gross revenues                                                                         $  11,020,278   $  6,124,133
Direct project costs                                                                       8,094,640      4,784,351
                                                                                       -------------   ------------
Net revenues                                                                               2,925,638      1,339,782
                                                                                       -------------   ------------
Expenses:
   Selling, general and administrative expenses                                            2,074,441      1,188,416
   Interest expense                                                                          137,147         15,684
   Write-off of capitalized software development costs                                       135,963
                                                                                       -------------   ------------
       Totals                                                                              2,347,551      1,204,100
                                                                                       -------------   ------------

Income before income taxes                                                                   578,087        135,682

Provision for income taxes                                                                   277,979         61,200
                                                                                       -------------   ------------

Net income                                                                             $     300,108   $     74,482
                                                                                       =============   ============

Basic earnings per share                                                                        $.03           $.01
                                                                                                ====           ====

Basic weighted average common shares outstanding                                          10,146,767     10,013,316
                                                                                          ==========     ==========

                                                DELSOFT CONSULTING, INC.
                                          Statements of Stockholders' Equity
                                          Years Ended June 30, 1998 and 1997

                                  Common Stock
                             -------------------------
                                                           Stock                                       Total
                              Number of                 Subscription   Retained      Unearned      Stockholders'
                               Shares       Amount      Receivable     Earnings    Compensation        Equity
                              ----------------------------------------------------------------------------------
 Initial issuance of          8,300,000    $      498                                              $       498
  shares

 Issuance of shares in
   connection with
   acquisition                1,713,316        10,279                                                   10,279

 Subscription for
   purchase of 75,000
   shares                                     250,000   $ (250,000)
 Net income                                                             $ 74,482                        74,482
                             ----------    ----------   ----------      --------   -----------     -----------

 Balance, June 30, 1997      10,013,316       260,777     (250,000)       74,482                        85,259

 Issuance of shares upon
   receipt of proceeds
   from subscriptions
   receivable                    75,000                    250,000                                     250,000

 Issuance of compensatory
   stock options                              937,500                               $(937,500)

 Proceeds from sale of
   shares, net of
   expenses of $45,000          533,333       455,000                                                  455,000

 Issuance of shares in
   connection with
   acquisitions                 537,500     1,122,375                                                1,122,375

 Net income                                                              300,108                       300,108
                             ----------    ----------   ----------       -------    ---------      -----------

 Balance, June 30, 1998      11,159,149    $2,775,652   $    -          $374,590    $(937,500)     $ 2,212,742
                             ==========    ==========   ==========      ========    =========      ===========

                                                DELSOFT CONSULTING, INC.
                                                Statements of Cash Flows
                                            Years Ended June 30, 1998 and 1997

                                                                                               1998            1997
                                                                                          ------------     ----------
Operating activities:
   Net income                                                                             $    300,108     $   74,482
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation of equipment and furnishings                                                42,417          9,967
       Amortization of intangible assets                                                        53,556
       Provision for bad debts                                                                   6,750          3,750
       Loss on sale of equipment                                                                14,429
       Write-off of capitalized software costs                                                 135,963
       Deferred income taxes                                                                   (61,700)        49,500
       Changes in operating assets and liabilities:
          Accounts receivable                                                                 (324,370)      (869,524)
          Other current assets                                                                   8,812        (29,368)
          Other assets                                                                          (5,281)       (15,321)
          Accounts payable                                                                    (185,472)       384,986
          Accrued compensation and other liabilities                                           178,761        285,156
          Income taxes payable                                                                 168,646         11,700
                                                                                          ------------     ----------
              Net cash provided by (used in) operating activities                              332,619        (94,672)
                                                                                          ------------     ----------
Investing activities:
   Net cash received as a result of acquisition                                                                10,279
   Capital expenditures                                                                        (63,966)       (85,393)
   Proceeds from sale of equipment                                                              29,837
   Capitalized software development costs                                                                    (135,963)
   Purchases of intangible assets                                                             (328,349)
                                                                                          ------------     ----------
              Net cash used in investing activities                                           (362,478)      (211,077)
                                                                                          ------------     ----------
Financing activities:
   Net proceeds from (repayments of) line of credit borrowings                                (489,316)       489,316
   Proceeds from long-term borrowings                                                                          15,000
   Repayments of long-term borrowings                                                          (69,888)        (1,551)
   Net proceeds from issuances of common stock                                                 705,000            498
                                                                                          ------------     ----------
              Net cash provided by financing activities                                        145,796        503,263
                                                                                          ------------     ----------

Net increase in cash and cash equivalents                                                      115,937        197,514

Cash and cash equivalents, beginning of period                                                 197,514              -
                                                                                          ------------     ----------

Cash and cash equivalents, end of period                                                  $    313,451     $  197,514
                                                                                          ============     ==========
Supplemental disclosure of cash flow data:
   Interest paid                                                                          $    133,771     $   14,934
                                                                                          ============     ==========

   Income taxes paid                                                                      $   171,033
                                                                                          ===========

                          DELSOFT CONSULTING, INC.

                        NOTES TO FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies:
         Business:
           Delsoft Consulting, Inc. (the "Company") provides customized software solutions, system integration and development services to large commercial enterprises throughout the United States primarily under short-term contracts or subcontracts. The Company, which was incorporated on July 1, 1996, uses June 30 as its fiscal year end; accordingly, the period from its inception on July 1, 1996 to June 30, 1997 was its initial fiscal year.

         Use of estimates:
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Revenue recognition:
           Revenues are generally recognized as services are provided.

         Cash equivalents:
           Cash equivalents include all highly liquid investments with a maturity of three months or less when acquired.

         Allowance for doubtful accounts:
           The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $10,000 as of June 30, 1998.

         Equipment and furnishings:
           Equipment and furnishings are stated at cost, net of accumulated depreciation. Provision is made for depreciation of equipment and furnishings under the straight-line method by annual charges to operations over their estimated useful lives.

         Software development costs:
           Pursuant to Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

           Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product based on current and estimated future revenues.

           Thereafter, capitalized software development costs and the inherent technological changes in the software costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

           During fiscal 1997, the Company was required to capitalize $135,963 of software development costs related to a software product that it evaluated as technologically feasible. However, as of June 30, 1998, the Company had not been able to market the product and management estimated that as of that date the product did not have any net realizable value; accordingly, the related capitalized software development costs of $135,963 were written off in 1998.

           Charges to research and development expenses for software development costs incurred prior to the establishment of technological feasibility were not material in 1998 and 1997.

         Advertising:
           The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during 1998 and fiscal 1997.

         Intangible assets:
           Intangible assets are comprised of costs in excess of net assets of acquired businesses that are being amortized on a straight-line basis over estimated useful lives of five years. The Company periodically evaluates the recoverability of its intangible assets and measures the amount of impairment, if any, by assessing, among other things, the market and economic conditions related to, and the current and estimated future levels of income and cash flows to be generated by, the acquired businesses.

         Stock split:
           All references to numbers of shares and per share amounts in these notes and the accompanying financial statements have been retroactively restated for a 9-for-1 stock split effected in the form of a dividend by the Company in November 1996.

         Earnings per share:
           The Company has presented "basic" earnings per share in the accompanying statements of income in accordance with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

           The weighted average number of common shares outstanding used in computing basic earnings per share was 10,146,767 and 10,013,316 in 1998 and 1997, respectively, which includes the 1,713,316 shares issued in connection with the acquisition of Pyke Corp. ("Pyke") in November 1996 (see Note 3) as if they had been outstanding from July 1, 1996.

           For the purpose of computing diluted earnings per share, the assumed exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method in 1998 would result in an increase in the weighted average number of common shares outstanding to 11,954,917; however, diluted earnings per share would be $.03, which is the same as basic earnings per share. The assumed exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method in 1997 would have had an insignificant effect on the weighted average number of common shares outstanding and no effect on earnings per share. Accordingly, diluted earnings per share amounts have not been presented in the accompanying statements of income.

         Stock options:
           In accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

         Income taxes:
           The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

           The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending June 30, 1999. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

           The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") has issued Statement of Position No. 98-1, ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"), which could require the Company to revise certain accounting measurements and make additional disclosures in its financial statements no later than for the year ending June 30, 1999. SOP 98-1 defines internal use software and modifies previous standards related to the capitalization, amortization and write-off of costs related to the development of such software. Management believes that the Company's measurements and disclosures already substantially comply with those required by SOP 98-1.

           The FASB and ACSEC had issued certain other pronouncements as of June 30, 1998 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will effect any financial accounting measurements or disclosures the Company will be required to make.

Note 2 - Equipment and furnishings:
         Equipment and furnishings consisted of the following as of June 30, 1998:

                                                                Range of
                                                               Estimated
                                                                Useful
                                                                 Lives           Amount
                                                               ---------       ---------
              Equipment                                        3-7 years       $  73,597
              Furnishings                                        7 years          26,523
              Automobiles                                        5 years         180,005
                                                                               ---------
                                                                                 280,125
              Less accumulated depreciation                                       47,829
                                                                               ---------
                 Total                                                         $ 232,296
                                                                               =========

         Depreciation of equipment and furnishings amounted to $42,417 and $9,967 in 1998 and 1997, respectively.

         During 1998 and 1997, the Company purchased equipment at a cost of, and issued long-term obligations in the principal amount of, $158,352 and $21,235, respectively. These noncash transactions are not reflected in the accompanying statements of cash flows.

Note 3 - Acquisitions of businesses:
         Merger with Pyke in 1997:
           On November 13, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pyke. Under the Merger Agreement, the Company issued 1,713,316 shares of its common stock to the stockholders of Pyke to acquire all of the shares of Pyke's common stock then outstanding and Pyke was merged with the Company (the "Merger"). At the time of the Merger, Pyke was a publicly-traded shell corporation with no previous operations of a commercial nature. Pyke had a cash balance of $10,279 and no other assets or liabilities.

           The acquisition was accounted for as a purchase that was effective as of November 13, 1996. Since Pyke did not have any operations prior to the date of the Merger and there was no market for the shares of common stock that were exchanged, the shares issued by the Company were valued at Pyke's net asset value of $10,279 as of the date of the Merger. Information as to the unaudited pro forma results of operations of the Company and Pyke assuming the Merger had been consummated on July 1, 1996 has not been presented because such information would not differ materially from the information in the accompanying 1998 and 1997 historical statements of income of the Company.

         Acquisitions in 1998:
           On April 13, 1998, the Company acquired a recruiting business for technology consultants, including a database containing certain proprietary information regarding the names and "skillsets" of certain information technology consultants, from its sole proprietor. The consideration paid by the Company for this acquisition consisted of a cash payment of $90,000; the issuance of 162,500 shares of common stock valued by the Company at $314,844, or $1.9375 per share (the closing market price for the shares on April 13, 1998); and options for the purchase of 87,500 shares at $1.25 per share, which were valued at $57,531 based on the Black-Scholes option-pricing model allowable under the provisions of SFAS 123. The seller also entered into an employment agreement with the Company (see Note
           11). The sole proprietorship did not have any sales or significant expenses prior to, or any significant tangible assets as of, the date of acquisition.

           On May 15, 1998, the Company acquired NYE 2000 Systems, Inc. ("NYE 2000"), a Canadian development stage company that had developed a technologically feasible software product that will convert other software into programs that are "Year 2000" compliant. The consideration initially paid by the Company for this acquisition consisted of a cash payment of $210,000 and the issuance of 375,000 shares of common stock valued by the Company at $750,000, or $2.00 per share (the closing market price for the shares on May 15, 1998). The Company is also contingently obligated to make additional cash payments to the sellers based on future sales, as defined, during any period in which the Company is the licensor or user of the software conversion product. The sellers also entered into employment agreements with the Company (see Note 11). NYE 2000 did not have any sales or significant expenses prior to, or any significant tangible assets as of, the date of acquisition.

           The acquisitions were accounted for as purchases and, accordingly, the results of operations of each of the acquired businesses have been included in the accompanying statements of income from the respective dates of acquisition. The total initial costs of the acquisitions are summarized below:

              Cash payments to sellers                 $   300,000
              Payments for acquisition costs                28,349
                                                       -----------
                   Total cash payments                     328,349

              Fair value of 537,500 shares and
                options for the purchase of 87,500
                shares of common stock issued to
                sellers                                  1,122,375
                                                       -----------

                   Total costs of acquisitions         $ 1,450,724
                                                       ===========

           Since the acquired companies did not have any significant tangible assets as of the respective dates of acquisition, the initial costs of the acquisitions represented costs in excess of net assets acquired, which were allocated to intangible assets and, accordingly, are being amortized from the date of acquisition based on an estimated useful life of five years. Amortization of intangible assets amounted to $53,556 in 1998. Any additional contingent consideration paid by the Company in connection with the acquisition of NYE 2000 will be allocated to intangible assets and amortized over the remaining useful life of the asset.

           The issuances of common stock and options for the purchase of common stock valued at $1,122,375 as part of the consideration paid for the acquired businesses were noncash transactions that are not reflected in the accompanying 1998 statement of cash flows.

           Information as to the unaudited pro forma results of operations of the Company and the acquired businesses assuming their acquisitions had been consummated on July 1, 1996 has not been presented because such information would not differ materially from the information in the accompanying 1998 and 1997 historical statements of income.

Note 4 - Note payable to bank:
         At June 30, 1998, the Company had an unused line of credit under a revolving credit agreement with Emergent Financial Corp. that allowed maximum borrowings of $1,250,000. Any outstanding borrowings will bear interest, which will be payable monthly, at the higher of 1.5% above the prime rate or 7%, and will be secured by substantially all of the Company's assets.

         The revolving credit agreement contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios and limit payments of cash dividends and capital expenditures. The lender has agreed to waive certain of these covenants until July 1, 1999.


Note 5 - Long-term debt:
         As of June 30, 1998, long-term debt totaled $123,148 and consisted of equipment loans payable in monthly installments through February 2003 with interest at rates ranging from 8.15% to 8.95%; the loans were secured by equipment with a net book value that approximated the total outstanding balance.

         Principal payment requirements for long-term obligations in each of the five years subsequent to June 30, 1998 total
         $38,134 in 1999; $42,341 in 2000; $29,379 in 2001; $7,861 in
         2002 and $5,433 in 2003.

         Management of the Company believes that the equipment loans had carrying values that approximated their fair values as of June 30, 1998 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.


Note 6 - Related party transactions:
         Certain stockholders, who owned more than 50% of the Company's common stock during 1998 and 1997 were also directors and former officers of the Company. These stockholders also owned a controlling interest in, and were officers and directors of, Bridgton Consulting, Inc. ("Bridgton"), which had conducted business activities that were similar to those of the Company prior to ceasing operations in February 1998. Bridgton and the Company had occupied the same office facilities.

         The Company billed Bridgton approximately $211,000 and $349,000 for the services of its programmers and engineers and realized a gross profit of approximately $38,000 and $63,000 on such billings during 1998 and 1997, respectively. Bridgton billed the Company approximately $322,000 and $406,000 for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $75,000 and $97,000 during 1998 and 1997, respectively. Bridgton also billed the Company approximately $50,000 and $81,000 during 1998 and 1997, respectively, to obtain reimbursement for the overhead expenses it incurred on behalf of the Company.

         During 1998, the Company paid a stockholder, who is also one of its directors, a fee of $45,000 for assistance in raising $500,000 through a private placement of common stock.

Note 7 - Provision for income taxes:
         The provision for income taxes in 1998 and 1997 consisted of the following:

                                                              1998              1997
                                                            --------          -------
              Federal:
                 Current provision                          $200,278          $ 8,300
                 Deferred provision (credit)                 (52,400)          42,000
                                                            --------          -------
                   Totals                                    147,878           50,300
                                                            --------          -------
              State:
                 Current provision                           139,401            3,400
                 Deferred provision (credit)                  (9,300)           7,500
                                                            --------          -------
                   Totals                                    130,101           10,900
                                                            --------          -------
                   Totals                                   $277,979          $61,200
                                                            ========          =======

               The provision for income taxes in 1998 and 1997 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                                        1997                  1998
                                                                      -------               -------
Tax at Federal statutory rate                                           34%                    34%
State income taxes, net of Federal income tax effect                    15                      2
Effect of nondeductible expenses                                         6                     11
Other (primarily surtax exemptions)                                     (7)                    (2)
                                                                       ---                    ---
                   Effective tax rate                                   48%                    45%
                                                                       ===                    ===

               At June 30, 1998, deferred tax assets and liabilities were attributable to the following:

                   Deferred tax assets:
                       Provision for doubtful accounts                         $  10,000
                       Accrued state taxes                                         3,000
                                                                               ---------
                           Total                                                  13,000
                                                                               ---------
                   Deferred tax liabilities:
                       Depreciation expense                                      (15,000)
                       Amortization expense                                       14,200
                                                                               ---------
                           Total                                                    (800)
                                                                               ---------
                           Net deferred tax assets                             $  12,200
                                                                               =========

Note 8 - Retirement plan:
         The Company sponsors a "401(k)" plan whereby eligible employees may defer a portion of their salary for Federal income tax purposes and accumulate retirement benefits. The Company may make additional contributions to the plan, subject to certain limitations, for the benefit of its employees on a discretionary basis. The Company did not make any contributions to the plan in 1998 and 1997.


Note 9 - Stock option plan:
         On July 1, 1996, the Board of Directors approved the Company's Stock Option Plan (the "Plan") whereby, subject to ratification of the Plan by the Company's stockholders, incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted to key executives, other members of management, other employees and directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of an option may not exceed ten years. The actual term of each option and the manner of exercise are determined by the Board of Directors.

         In addition to issuing options pursuant to the Plan, the Company issued options during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that are exercisable at $.50 per share through February 2008. The options had a fair market value of $.875 per share on the date they were granted. Accordingly, the Company charged $937,500 to deferred compensation and additional paid-in capital in 1998 based on the number of shares that are subject to the options and the excess of the fair market value over the exercise price for each share (the balance of the unamortized deferred compensation is shown separately as a reduction of stockholders' equity in the accompanying balance sheet as of June 30, 1998). The deferred compensation will be amortized on a straight-line basis over the remainder of the term of each option.

         A summary of the status of the Company's options as of June 30, 1998 and 1997 and changes during the years then ended is presented below:

                                                           1998                         1997
                                                 -----------------------      --------------------------
                                                               Weighted                       Weighted
                                                   Shares      Average          Shares        Average
                                                    or         Exercise           or          Exercise
                                                   Price         Price           Price         Price
                                                 ---------     ---------        -------       ---------
          Outstanding, at beginning of
          year                                    651,250        $2.00          651,250         $2.00
          Granted                               3,087,500          .75
          Canceled                                (86,000)        2.00         _________
                                                ---------        -----         ---------

             Outstanding, at end of year        3,652,750        $ .95          651,250         $2.00
                                                =========        =====          =======         =====
             Options exercisable, at
                 end of year                    3,002,500                             -
                                                =========                        ======
          Weighted average fair value
                 of options granted during
                 the year                            $.66                          $.97
                                                     ====                          ====

          The following table summarizes information about fixed stock options outstanding at June 30, 1998:

                    Options Outstanding                            Options Exercisable
         -----------------------------------------      -------------------------------------
                                         Weighted
                                          Average
                                          Years of      Weighted                     Weighted
                                         Remaining       Average                      Average
         Exercise        Number         Contractual      Exercise        Number       Exercise
          Prices      Outstanding           Life           Price       Exercisable     Price
         --------     -----------       -----------     ---------      -----------   ---------
          $ .50         2,500,000           9.60          $  .50        2,500,000     $  .50
          $1.25            87,500           9.79            1.25                        1.25
          $1.75           225,000           9.75            1.75          225,000       1.75
          $2.00            50,000           9.00            2.00           50,000       2.00
          $2.00           125,000           9.17            2.00                        2.00
          $2.00           565,250           8.67            2.00          127,500       2.00
          $2.25           100,000           9.67            2.25          100,000       2.25
                        ---------                                       ---------

          $.50-$2.25    3,652,750           9.45          $  .95        3,002,500     $  .74
          ==========    =========           ====          ======        =========     ======

         Since the Company has elected to continue to use the provisions of APB 25 in accounting for its stock options and the exercise price of all of the options granted approximated the fair market value at the date of grant other than the 2,500,000 options granted to the two executive officers in 1998 as described above, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted in 1998 and 1997. Had compensation cost for all of the other stock options granted in 1998 and 1997 been determined based on the fair value of the options at the grant date under the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced from the amounts reported in the accompanying statements of income as shown below:

                                                                               1998               1997
                                                                            ----------       -----------
              Net income - as reported                                      $  300,108       $    74,482
              Net income - pro forma                                           122,700            44,452
              Basic weighted average common shares
                  outstanding - as reported                                 10,146,767        10,013,316
              Basic weighted average common shares
                  outstanding - pro forma                                   11,946,913        10,223,316
              Basic earnings per share - as reported                              $.03              $.01
              Basic earnings per share - pro forma                                $.01              $ -

               The fair value of each option granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.3%; expected option lives of ten years; expected volatility of 16.0%; and expected dividends of 0%.

Note 10- Stock purchase warrants:
         On January 7, 1997, the Company issued two warrants to purchase an aggregate of 15,000 shares of common stock at $1.00 per share to a lender as part of the consideration for a loan made to the Company. The warrants became exercisable on the date they were issued and will expire on December 31, 1999. The estimated fair market value of the warrants on the date of issuance was not material.

Note 11- Commitments and contingencies:
         Consulting agreements:
           The Company has entered into a consulting agreement with one of its former officers (who was also a member of its Board of Directors) which obligates the Company to make aggregate payments of $144,000 in 1999 and $24,000 in 2000.

         Employment agreements:
           The Company has entered into employment agreements with three of its key executives which obligate the Company to make aggregate payments of approximately $337,000 in 1999, 2000 and 2001; and $77,000 in 2002.

           During 1998, the Company entered into employment agreements with four employees in connection with its acquisitions (see Note 3) which obligate the Company to make aggregate payments of approximately $540,000 in 1999, plus bonuses based on certain types and levels of sales.

         Executive incentive compensation plan:
           On July 1, 1996, the Company adopted, and on July 1, 1997, the Company terminated, an executive incentive compensation plan (the "Incentive Plan") that was administered by the Company's Board of Directors. Under the terms of the Incentive Plan, a participant was going to earn incentive compensation, which would have been paid in cash and/or common stock of the Company, based on, among other things, the percentage increases in the Company's billable hours, gross revenues and profitability over the corresponding amounts applicable to the preceding fiscal year. Since fiscal 1997 was the base year and the Incentive Plan was terminated as of the beginning of fiscal 1998 by a resolution made by the Board of Directors dated April 24, 1998, no amounts have been or will be charged to compensation based on the terms of the Incentive Plan.

         Leases:
           During the period from July 1, 1996 through December 20, 1996, the Company leased its office space for $1,000 per month from certain stockholders. During December 1996, the Company entered into agreements with an unrelated lessor whereby it temporarily leased office space on a month-to-month basis from
           December 21, 1996 through April 30, 1997 and moved into new office facilities on May 1, 1997 under a noncancelable operating lease which expires on April 30, 2000. The Company has a one-year renewal option. Minimum annual rental commitments under the noncancelable lease for periods after June 30, 1998 aggregate $59,322 which is payable as follows: $31,762 in 1999 and $27,560 in 2000.
           The lease also requires the Company to pay all operating expenses. Rent expense charged to operations under all of the leases aggregated $38,230 and $16,035 in 1998 and 1997, respectively.

         Venture capital agreement:
           On October 4, 1996, a venture capital group (the "Group") agreed to: assist the Company in finding and acquiring a publicly-traded shell company; assist the Company in obtaining the approvals necessary for the quotation and trading of the Company's common stock on the NASDAQ Bulletin Board; and, upon the completion of the acquisition and the commencement of quotation and trading of the Company's common stock, contribute $550,000 to the Company's capital or obtain equity financing totaling at least $550,000 for the Company. In exchange, the Company agreed to pay the Group $50,000 once the equity financing and the other services had been provided.

           As of June 30, 1997, the Group had assisted the Company in consummating the acquisition of Pyke, which had been a publicly traded shell company, and obtaining the necessary approvals for the quotation and trading of the Company's common stock on the NASDAQ Bulletin Board. The members of the Group had been stockholders of Pyke, and they or their nominees had received a total of 1,356,664 shares of the Company's common stock as a result of the Merger with Pyke. However, as of June 30, 1998, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing. Management of the Company cannot provide any assurance that the Group will be able to fulfill its commitment, and it is considering what legal or equitable actions to take against the members of the Group.

         Concentrations of credit risk:
           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash balances with high quality financial institutions. At times, such balances may exceed Federally insured limits.

           Approximately 67% and 68% of the Company's net revenues were derived from two customers during 1998 and 1997, respectively, who also accounted for approximately 60% of its accounts receivable balance at June 30, 1998. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at June 30, 1998.

         Cancellation of shares:
           During 1998, the Company issued 100,000 shares of restricted common stock with a fair value of $405,000 to consultants who agreed to provide the Company with certain advertising and promotional services over a twelve month period commencing in April 1998. Initially, the Company recorded the value of the shares issued as a deferred charge that it intended to write-off over the expected service period. However, in the opinion of the management of the Company, the consultants failed to provide the agreed upon services. Accordingly, the Company considers the agreement to have been effectively terminated, and it reversed the deferred charge and reduced the number of shares outstanding. The Company will seek the actual cancellation of the shares.

         Litigation:
           The Company is a party to a number of lawsuits and claims arising out of the conduct of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management believes the overall effect of these lawsuits will not be material to the Company's financial statements.

Note 12- Change in number of authorized shares:
         During 1998, the Board of Directors and stockholders approved an increase from 20,000,000 to 100,000,000 in the number of shares of common stock authorized for issuance by the Company.