Form 10QSB
period 1998-09-30
DELSOFT CONSULTING INC
filed 1999-01-15
CIK 1029424

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

/x/          Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934
         For the Quarterly Period Ended September 30, 1998

/ /         Transition Report Under Section 13 or 15(d) of
          The Exchange Act For the Transition Period from
              ___________________ to  _________________

                   Commission File Number 000-24197


                       DelSoft Consulting, Inc.
 --------------------------------------------------------------------
 (Exact Name of Small Business Issuer as Specified in its Charter)

              Georgia                        75-2719614
     -------------------------------    --------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

               106 Bombay Lane, Roswell, Georgia      30076
         ----------------------------------------------------
         (Address of principal executive office)   (Zip Code)

Issuer's telephone number, including area code:  (770) 518-4289

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /x/   No / /

     At December 23, 1998, there were issued and outstanding
11,259,149 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):  Yes / /  No/x/

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                     DELSOFT CONSULTING, INC.

                                                     Condensed Balance Sheet
                                                        September 30, 1998
                                                            (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                                              $    112,419
    Accounts receivable, net of allowance for doubtful accounts of $10,000                                    1,444,228
    Deferred tax assets                                                                                          51,600
    Prepaid income taxes                                                                                         91,720
    Other current assets                                                                                         28,120
                                                                                                           ------------
         Total current assets                                                                                 1,728,087
Equipment and furnishings, net of accumulated depreciation of $62,094                                           218,031
Intangible assets, net of accumulated amortization of $126,092                                                1,324,632
Other assets                                                                                                     67,086
                                                                                                           ------------

         Total                                                                                             $  3,337,836
                                                                                                           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                                                                   $    548,436
    Current portion of long-term debt                                                                            39,701
    Accounts payable                                                                                            144,662
    Accrued compensation and other liabilities                                                                  308,129
                                                                                                           ------------

         Total current liabilities                                                                            1,040,928
Long-term debt, net of current portion                                                                           74,769
Deferred tax liabilities                                                                                         17,200
                                                                                                           ------------
         Total liabilities                                                                                    1,132,897
                                                                                                           ------------
Commitments and contingencies

Stockholders' equity:
    Common stock, no par value; 100,000,000 shares authorized;
         11,159,149 shares issued and outstanding                                                             2,775,652
    Retained earnings                                                                                           333,584
    Unearned compensation                                                                                      (904,297)
                                                                                                           ------------
         Total stockholders' equity                                                                           2,204,939
                                                                                                           ------------

         Total                                                                                             $  3,337,836
                                                                                                           ============

                            See Notes to Condensed Financial Statements.


                                                            DELSOFT CONSULTING, INC.

                                                       Condensed Statements of Operations
                                                 Three Months Ended September 30, 1998 and 1997
                                                                   (Unaudited)


                                                                                              1998               1997
                                                                                          ----------         ----------
Gross revenue                                                                             $2,345,207         $2,318,557
Direct project costs                                                                       1,703,559          1,692,522
                                                                                          ----------         ----------

Net revenues                                                                                 641,648            626,035
                                                                                          ----------         ----------
Expenses:
   Selling, general and administrative expenses                                              676,490            481,328
   Interest expense                                                                           20,364             35,927
                                                                                          ----------         ----------
       Totals                                                                                696,854            517,255
                                                                                          ----------         ----------
Income (loss) before provision (credit) for income taxes                                     (55,206)           108,780

Provision (credit) for income taxes                                                          (14,200)            37,932
                                                                                          ----------         ----------

Net income (loss)                                                                         $  (41,006)        $   70,848
                                                                                          ==========         ==========

Basic earnings (loss) per share                                                               $ -                $.01
                                                                                              ====               ====

Basic weighted average common shares outstanding                                          11,159,149         10,080,164
                                                                                          ==========         ==========


See Notes to Condensed Financial Statements.

                                                            DELSOFT CONSULTING, INC.

                                                       Statements of Stockholders' Equity
                                                      Three Months Ended September 30, 1998


                                                  Common Stock
                                            -------------------------
                                                                                                          Total
                                             Number of                   Retained      Unearned        Stockholders'
                                              Shares        Amount       Earnings    Compensation         Equity
                                            -----------------------------------------------------------------------
Balance, July 1, 1998                        11,159,149    $2,775,652     $374,590    $(937,500)         $2,212,742

Amortization of unearned
 compensation
                                                                                         33,203              33,203

Net Loss                                                                   (41,006)                         (41,006)
                                            ------------   -----------    --------    ---------          ----------
Balance, September 30, 1998
                                             11,159,149    $2,775,652     $333,584    $(904,297)         $2,204,939
                                             ==========    ==========     ========    =========          ==========


See Notes to Condensed Financial Statements.

                                                            DELSOFT CONSULTING, INC.

                                                       Condensed Statements of Cash Flows
                                                 Three Months Ended September 30, 1998 and 1997
                                                                   (Unaudited)




                                                                                                1998            1997
                                                                                              --------        -------
Operating activities:
    Net income (loss)                                                                       $ (41,006)      $  70,848
    Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation of equipment and furnishings                                              16,081          7,542
         Amortization of intangible assets                                                      72,536
         Amortization of unearned income                                                        33,203
         Deferred income taxes                                                                 (22,200)            33
         Changes in operating assets and liabilities:
             Accounts receivable                                                              (260,834)        63,011
             Prepaid income taxes                                                              (91,720)
             Other current assets                                                               (7,564)       (59,334)
             Other assets                                                                      (46,484)          (309)
             Accounts payable                                                                  (54,852)      (103,503)
             Accrued compensation and other liabilities                                       (155,788)        17,182
             Income taxes payable                                                             (180,346)        37,948
                                                                                            ----------      ---------
                 Net cash provided by (used in) operating activities                          (738,974)        33,418
                                                                                            ----------      ---------

Investing activities - capital expenditures                                                     (1,816)        (7,695)
                                                                                            ----------      ---------
Financing activities:
    Net proceeds from (repayments of) line of credit borrowings                                548,436       (338,126)
    Repayments of long-term borrowings                                                          (8,678)       (15,816)
    Proceeds from issuances of common stock                                                                   250,000
                                                                                            ----------      ---------
                 Net cash provided by (used in) financing activities                           539,758       (103,942)
                                                                                            ----------      ---------

Net decrease in cash and cash equivalents                                                     (201,032)       (78,219)
Cash and cash equivalents, beginning of period                                                 313,451        197,514
                                                                                            ----------      ---------

Cash and cash equivalents, end of period                                                    $  112,419      $ 119,295
                                                                                            ==========      =========

Supplemental disclosure of cash flow data:
    Interest paid                                                                           $   17,503      $  32,946
                                                                                            ==========      =========

    Income taxes paid                                                                       $  280,066      $  16,100
                                                                                            ==========      =========

See Notes to Condensed Financial Statements.

                       DELSOFT CONSULTING, INC.

                Notes to Condensed Financial Statements
                              (Unaudited)


Note 1 - Unaudited interim financial statements:
         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of September 30, 1998, its results of operations and cash flows for the three months ended September 30, 1998 and 1997 and its changes in stockholders' equity for the three months ended September 30, 1998. Certain terms used herein are defined in the audited financial statements of the Company as of June 30, 1998 and for the years ended June 30, 1998 and 1997 (the "Audited Financial Statements") also included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 that has also been filed with the United States Securities and Exchange Commission. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.


         The results of the Company's operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year ending June 30, 1999.

Note 2 - Earnings (loss) per common share:
         As further explained in Note 1 to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because: (i) the Company had a net loss for the three months ended September 30, 1998 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive; and (ii) the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method for the three months ended September 30, 1997 would have had an insignificant effect on the weighted average number of common shares outstanding and no effect on earnings per share.

Note 3 - Note payable to bank:
         At September 30, 1998, the Company had borrowed $548,436 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 4 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 9.75% at September 30, 1998).

Note 4 - Long-term debt:
         At September 30, 1998, long-term debt consisted of equipment loans totaling $114,470 which are payable in monthly installments and bear interest at rates ranging from 8.15% to

         8.95%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

         Principal payment requirements for long-term obligations in each of the years subsequent to September 30, 1998 total
         $39,701 in 1999; $43,258 in 2000; $20,048 in 2001; $8,030 in
         2002; and $3,433 in 2003.

         See Note 5 of the notes to the Audited Financial Statements for additional information regarding long-term debt.

Note 5 - Related party transactions:
         During the three months ended September 30, 1998, there were no transactions between the Company and Bridgton (see Note 6 of the notes to the Audited Financial Statements). During the three months ended September 30, 1997, the Company billed Bridgton approximately $91,000 for the services of its programmers and engineers and realized a gross profit of approximately $16,000 on such billings, and Bridgton billed the Company approximately $224,000 for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $54,000. Bridgton also billed the Company approximately $50,000 during the three months ended September 30, 1997 to obtain reimbursement for the overhead expenses it incurred on behalf of the Company.

Note 6 - Provision (credit) for income taxes:
         The provision (credit) for income taxes for the three months ended September 30, 1998 and 1997 consisted of the following:

                                                  1998        1997
                                                  ----        ----

           Federal:
             Current provision                $   5,000     $30,212
             Deferred provision (credit)        (18,900)         33
                                              ---------     -------
               Totals                           (13,900)     30,245
                                              ---------     -------
           State:
             Current provision                    3,000       7,687
             Deferred credit                     (3,300)
                                              ---------
               Totals                              (300)      7,687
                                              ---------     -------

               Totals                         $ (14,200)    $37,932
                                              =========     =======

         The provision (credit) for income taxes for the three months ended September 30, 1998 and 1997 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                                      1998           1997
                                                                      ----           ----
           Tax at Federal statutory rate                              (34)%           34%
           State income taxes, net of Federal income tax effect                        5
           Effect of nondeductible expenses                             7             15
           Other items, primarily surtax exemptions                     1            (19)
                                                                      ---            ---
           Effective tax rate                                         (26)%           35%
                                                                      ===            ===

         At September 30, 1998, deferred tax assets and liabilities were attributable to the following:

           Deferred tax assets:
             Provision for doubtful accounts            $   4,700
             Unearned compensation                         13,300
             Amortization of intangible assets             33,600
                                                        ---------
               Total                                       51,600

           Deferred tax liabilities - depreciation        (17,200)
                                                        ---------
             Net deferred tax assets                    $  34,400
                                                        =========
Note 7 - Stock option plan:
         Subject to ratification by the Company's stockholders, the Company may grant incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock to key executives, other members of management, other employees and directors of the Company under the Company's Stock Option Plan (the "Plan"), as further explained in Note 9 of the Notes to the Audited Financial Statements.

         As of June 30, 1998, the Company had options outstanding for the purchase of a total of 3,652,750 shares of common stock at exercise prices ranging from $.50 to $2.25 per share, including options not subject to the Plan for the purchase of 2,500,000 shares of common stock exercisable at $.50 per share granted to two executive officers during the year ended June 30, 1998. During the three months ended September 30, 1998, the Company granted options subject to the Plan to purchase a total of 550,750 shares of common stock at an exercise price of $2.00 per share and no options were exercised or canceled. Accordingly, as of September 30, 1998, the Company had options outstanding for the purchase of a total of 4,203,500 shares of common stock at exercise prices ranging from $.50 to $2.25 per share, of which options to purchase a total of 3,002,500 shares were exercisable.

         The Company has elected to continue to use the provisions of APB 25 in accounting for its stock options. Since the exercise price of the options not subject to the Plan for the purchase of 2,500,000 shares of common stock granted to the two executive officers during 1998 was less than the fair market value at the date of grant, the Company recorded deferred compensation of $937,500 in 1998, of which $72,536 was amortized during the three months ended September 30, 1998
         (there was no charge for amortization during the three months ended September 30, 1997). The Company has not recognized any earned or unearned compensation cost in connection with the issuance of any other options or warrants since the exercise price of all of those options approximated the fair market value at the date of grant. Had compensation cost for all of the other stock options granted by the Company been determined based on the fair value of the options at the grant date under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced from the amounts reported in the accompanying unaudited condensed statements of operations for the three months ended September 30, 1998 and 1997 as shown below:

                                                                                       1998              1997
                                                                                     -------           -------
                   Net income (loss) - as reported                                  $(41,006)          $70,848
                   Net income (loss) - pro forma                                     (99,538)           51,787
                   Basic weighted average common shares
                       outstanding - as reported                                   11,159,149       10,080,164
                   Basic weighted average common shares
                       outstanding - pro forma                                     13,335,927       10,080,164
                   Basic earnings (loss) per share - as reported                    $   -                 $.01
                   Basic earnings (loss) per share - pro forma                         $(.01)             $.01

         The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.3%; expected option lives of ten years; expected volatility of 16.0%; and expected dividends of 0%.


Note 8 - Concentrations of credit risk:
         Approximately 82% and 65% of the Company's net revenues were derived from two customers during the three months ended September 30, 1998 and 1997, respectively, who also accounted for approximately 75% of its accounts receivable balance at September 30, 1998. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at September 30, 1998.

Note 9 - Venture capital agreement:
         As of September 30, 1998, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see
         Note 11 of the notes to the Audited Financial Statements).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The solutions offered by the Company include the  following:

     (a) PROFESSIONAL SERVICES STAFFING: Providing highly-skilled software professionals to augment the internal information management staffs of major corporations remains the Company's primary business. The Company supplies clients' staffing needs from among its diverse supply of software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business in the mainframe and client/server development environments and enterprise resource planning software market.

     (b)  SERVICES AND SOLUTIONS FOR THE YEAR 2000 PROBLEM:  The
Company offers NYE2000(TM), a proprietary software toolset, which facilitates the analysis and conversion of NATURAL(TM) source code to make it Year 2000 compliant. NYE2000(TM) allows a user to choose between full field expansion, windowing, or a combination of both. Customers may license the toolset and use it in their environment, or DelSoft will provide the toolset in conjunction with proven methodologies, experienced project management, and skilled resources with significant Year 2000 project experience.

     (c) APPLICATION MAINTENANCE OUTSOURCING: Spurred by global competition and rapid technological change, large companies, in particular, are downsizing and turning to outside service providers to perform their IT functions. The reasons for such outsourcing range from cost reduction to capital asset improvement and from improved technology introduction to better strategic focus. In response to this trend, the Company, has at its disposal a complete staff that includes experienced project managers, technicians and operators. These professionals provide essential data functions including, applications development, systems maintenance, data network management, voice network administration and help desk operations.

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

During the first quarter, the Company signed a letter of intent to acquire a computer-consulting firm, providing a variety of computer programming services with an emphasis on client-server ("Acquisition"). The target company, which is headquartered in New York City, has approximately one hundred IT professionals throughout the tri-state area and Europe. Management of the target company estimates revenues of approximately $9.6 million and profits (prior to taxes, compensation and distributions to shareholders) of approximately $1 million in 1998. The companies are in the process of completing their respective due diligence. The terms of the Acquisition, including the purchase price, have not been finalized. The Acquisition will be paid for with a combination of cash and stock. The target company has agreed to a payout over three years. In addition, the purchase price is subject to reduction in the event the revenues and/or profits of the target company decline.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. The Company's revenue increased slightly to approximately $2,345,000 million for the first quarter of 1999 from $2,319,000 for the first quarter of 1998. This increase in revenues in spite of a decrease in the total number of consultants is primarily attributable to significantly higher billable rates for services provided to existing clients and engagements with new clients as compared to the billable rates for the same period last year.

DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs increased slightly to approximately $1,704,000 for the first quarter of 1999 from $1,693,000 for the first quarter of 1998. The increase in direct project costs in spite of a decrease in the total number of consultants is primarily attributable to the increase in professional salaries to attract and retain qualified IT professionals to staff existing and additional projects due to increased competition in the marketplace.

NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue increased slightly from approximately $626,000 during the three-month period ended September 30, 1997 to approximately $642,000 during the three-month period ended September 30, 1998. This increase in spite of a decrease in the total number of consultants is primarily attributable to billing rates increasing at higher levels than professional salaries and engagements with new clients being more profitable than those with existing clients. The increase in net revenue was offset by higher personnel expenses resulting from the hiring of additional IT professionals at higher salaries to support existing and additional client engagements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased to approximately $676,000 in the first quarter of 1999 from approximately $481,000 in the first quarter of 1998. In addition, the Company recognized charges relating to the amortization of intangible assets and unearned compensation of approximately $73,000 and $33,000, respectively during the three months ended September 30, 1998, with no corresponding charges in the comparable prior period. The increase in selling, general, and administrative expenses is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional services offerings, the expansion of its recruiting capabilities, and the opening of additional offices. The most significant of these costs consisted of the sales and marketing efforts associated with the Company's proprietary Year 2000 software toolset, NYE2000 .

NET INCOME (LOSS).   The Company's net income for the three months
ended September 30, 1997, of approximately $71,000 decreased by approximately $112,000 to a net loss of approximately $41,000 for the comparable period in 1998. The primary reason for this decrease is attributable to the non-cash charges of $73,000 and $33,000, respectively, relating to amortization of the intangibles and unearned compensation plus the efforts associated with marketing and selling the Company's proprietary Year 2000 software toolset, NYE2000(TM).

LIQUIDITY AND CAPITAL RESOURCES.

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings.

The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, certain of the Company's directors have executed a limited personal guaranty. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of September 30, 1998 and November 10, 1998, the Company had outstanding borrowings of approximately $548,000 and $590,000, respectively.

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

YEAR 2000. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that the principal staffing and financial systems it intends on using as of January 1, 1999, which are licensed from and maintained by third-party software development companies, are Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for information technology services and solutions; industry trends towards outsourcing information technology services; increasing competition in the information technology services market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  No exhibits are filed as of part of this report.

     (b)  No Reports on Form 8-K were filed during this period

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELSOFT CONSULTING, INC.


By: /s/ Michael Osso                         Date:  January 15, 1999
      Michael Osso
      President




/s/ Jeffrey A. Rinde                         Date:  January 15, 1999
Jeffrey A. Rinde
Chief Financial Officer, General Counsel,
and Secretary (principal financial and
accounting officer)