Form 10QSB
period 1998-12-31
DELSOFT CONSULTING INC
filed 1999-02-16
CIK 1029424

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

/x/          Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934
         For the Quarterly Period Ended December 31, 1998

/ /         Transition Report Under Section 13 or 15(d) of
          The Exchange Act For the Transition Period from
              ___________________ to  _________________

                   Commission File Number 000-24197


                       DelSoft Consulting, Inc.
 --------------------------------------------------------------------
 (Exact Name of Small Business Issuer as Specified in its Charter)

              Georgia                        58-2247152
     -------------------------------    --------------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

               106 Bombay Lane, Roswell, Georgia      30076
         ----------------------------------------------------
         (Address of principal executive office)   (Zip Code)

Issuer's telephone number, including area code:  (770) 518-4289

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /x/   No / /

     At Febraury 15, 1999, there were issued and outstanding
11,259,149 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):  Yes / /  No/x/

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                      DELSOFT CONSULTING, INC.

                                                       CONDENSED BALANCE SHEET
                                                          DECEMBER 31, 1998
                                                             (Unaudited)


                                                          ASSETS
                                                          ------
Current assets:
    Cash and cash equivalents                                                                               $   102,760
    Accounts receivable, net of allowance for doubtful accounts of $10,000                                    1,094,067
    Prepaid income taxes                                                                                        129,720
    Deferred tax assets                                                                                         104,200
    Other current assets                                                                                         45,410
                                                                                                           ------------
             Total current assets                                                                             1,476,157
Equipment and furnishings, net of accumulated depreciation of $70,073                                           223,312
Intangible assets, net of accumulated amortization of $198,628                                                1,252,096
Other assets                                                                                                     66,570
                                                                                                           ------------
             Total                                                                                         $  3,018,135
                                                                                                           ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
Current liabilities:
    Note payable to bank                                                                                   $   283,632
    Current portion of long-term debt                                                                           37,927
    Accounts payable                                                                                           232,118
    Accrued compensation and other liabilities                                                                 237,368
                                                                                                           -----------
             Total current liabilities                                                                         791,045
Long-term debt, net of current portion                                                                          84,220
Deferred tax liabilities                                                                                        12,200
                                                                                                           -----------
             Total liabilities                                                                                 887,465
                                                                                                           -----------
Commitments and contingencies

Stockholders' equity:
    Common stock, no par value; 100,000,000 shares authorized;
         11,159,149 shares issued and outstanding                                                            2,775,652
    Retained earnings                                                                                          226,112
    Unearned  compensation                                                                                    (871,094)
                                                                                                           -----------
             Total stockholders' equity                                                                      2,130,670
                                                                                                           -----------
             Total                                                                                         $ 3,018,135
                                                                                                           ===========

                 See Notes to Condensed Financial Statements.
(/TABLE>


                                                      DELSOFT CONSULTING, INC.


                                                   CONDENSED STATEMENTS OF OPERATIONS
                                          SIX AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                               (Unaudited)


                                                                   Six Months                        Three Months
                                                                Ended December 31,                Ended December 31,
                                                          ---------------------------       ---------------------------
                                                             1998             1997             1998             1997
                                                          ----------       ----------       ----------       ----------
Gross revenue                                             $4,423,766       $5,150,580       $2,078,559       $2,832,023
Direct project costs                                       3,229,026        3,906,624        1,525,467        2,235,344
                                                          ----------       ----------       ----------       ----------
Net revenues                                               1,194,740        1,243,956          553,092          596,679
                                                          ----------       ----------       ----------       ----------
Expenses:
   Selling, general and administrative
       expenses                                            1,379,775          950,003          703,274          447,433
   Interest expense                                           43,243           74,863           22,879           38,936
                                                          ----------       ----------       ----------       ----------
          Totals                                           1,423,018        1,024,866          726,153          486,369
                                                          ----------       ----------       ----------       ----------
Income (loss) before provision (credit)
   for income taxes                                        (228,278)          219,090        (173,061)          110,310

Provision (credit) for income taxes                         (79,800)           74,421         (65,600)           36,489
                                                          ----------       ----------       ----------       ----------
Net income (loss)                                         $(148,478)       $  144,669       $(107,461)       $   73,821
                                                          =========        ==========       =========        ==========

Basic earnings (loss) per share                               $(.01)            $.01            $(.01)             $.01
                                                              =====             ====            =====              ====

Basic weighted average common shares
   outstanding                                           11,159,149        10,108,697       11,159,149       10,080,164
                                                         ==========        ==========       =========        ==========
(/TABLE>



See Notes to Condensed Financial Statements.

                                                      DELSOFT CONSULTING, INC.

                                            CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 SIX MONTHS ENDED DECEMBER 31, 1998
                                                          (Unaudited)


                                                     Common Stock
                                              ------------------------                                                   Total
                                              Number of                        Retained         Unearned             Stockholders'
                                               Shares           Amount         Earnings        Compensation              Equity
                                             -----------     ----------        --------        ------------          -------------
Balance, July 1, 1998                        11,159,149      $2,775,652         $374,590        $(937,500)            $2,212,742

Amortization of unearned compensation                                                              66,406                 66,406

Net loss                                                                        (148,478)                               (148,478)
                                             ----------      ----------         --------        ---------             ----------
Balance, December 31, 1998                   11,159,149      $2,775,652         $226,112        $(871,094)            $2,130,670
                                             ==========      ==========         ========        =========             ==========

(/TABLE>



See Notes to Condensed Financial Statements.

                                                           DELSOFT CONSULTING, INC.

                                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                                   (Unaudited)


                                                                                               1998             1997
                                                                                            ----------        ---------
Operating activities:
    Net income (loss)                                                                       $(148,478)        $ 144,669
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation of equipment and furnishings                                             32,700            22,989
         Amortization of intangible assets                                                    145,072
         Amortization of unearned compensation                                                 66,406
         Deferred income taxes                                                                (79,800)           (3,078)
         Changes in operating assets and liabilities:
             Accounts receivable                                                               89,327          (653,528)
             Prepaid income taxes                                                            (129,720)
             Other current assets                                                             (24,854)          (40,711)
             Other assets                                                                     (45,968)              208
             Accounts payable                                                                  32,604         (163,411)
             Accrued compensation and other liabilities                                      (226,549)               99
             Income taxes payable                                                            (180,346)            5,249
                                                                                            ---------         ---------
                 Net cash used in operating activities                                       (469,606)         (687,514)
                                                                                            ---------         ---------
Investing activities - capital expenditures                                                    (7,647)          (21,851)
                                                                                            ---------         ---------
Financing activities:
    Net proceeds from line of credit borrowings                                               283,632           306,240
    Repayments of long-term borrowings                                                        (17,070)          (37,942)
    Proceeds from issuances of common stock                                                                     250,000
                                                                                            ---------         ---------
                 Net cash provided by financing activities                                    266,562           518,298
                                                                                            ---------         ---------
Net decrease in cash and cash equivalents                                                    (210,691)         (191,067)
Cash and cash equivalents, beginning of period                                                313,451           197,514
                                                                                            ---------         ---------

Cash and cash equivalents, end of period                                                    $ 102,760         $   6,447
                                                                                            =========         =========
Supplemental disclosure of cash flow data:
    Interest paid                                                                           $  40,201         $  68,757
                                                                                            =========         =========

    Income taxes paid                                                                       $ 310,066         $  72,300
                                                                                            =========         =========
(/TABLE>

Supplemental schedule of noncash investing and financing activities:
  During the six months ended December 31, 1998 and 1997, the Company purchased equipment at a cost of, and issued long-term obligations in the principal amount of, $16,069 and $98,045, respectively.

See Notes to Condensed Financial Statements.


                       DELSOFT CONSULTING, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

Note 1 - Unaudited interim financial statements:
         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc.
         (the "Company") as of December 31, 1998 and its results of operations for the six and three months ended December 31, 1998 and 1997, changes in stockholders' equity for the six months ended December 31, 1998 and cash flows for the six months ended December 31, 1998 and 1997. Certain terms used herein are defined in the audited financial statements of the Company as of June 30, 1998 and for the years ended June 30, 1998 and 1997 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 that was previously filed with the United
         States Securities and Exchange Commission. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

         The results of the Company's operations for the six and three months ended December 31, 1998 are not necessarily indicative of the results of operations for the full year ending June
         30, 1999.


Note 2 - Earnings (loss) per common share:
         As further explained in Note 1 to the Audited Financial
         Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No.
         128, EARNINGS PER SHARE ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because: (i) the Company had a net loss for the six and three months ended December
         31, 1998 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive; and (ii) the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method for the six and three months ended December 31, 1997 would have had an insignificant effect on the weighted average number of common shares outstanding and no effect on earnings per share.


Note 3 - Note payable to bank:
         At December 31, 1998, the Company had borrowed $283,632 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 4 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 9.25% at December 31, 1998).


                       DELSOFT CONSULTING, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

Note 4 - Long-term debt:
         At December 31, 1998, long-term debt consisted of equipment loans totaling $122,147 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 8.95%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

         Principal payment requirements for long-term obligations in each of the years subsequent to December 31, 1998 total
         $37,927 in 1999; $40,197 in 2000; $24,320 in 2001; $18,458 in
         2002; and $1,245 in 2003.

         See Note 5 of the notes to the Audited Financial Statements for additional information regarding long-term debt.

Note 5 - Related party transactions:
         During the six months ended December 31, 1998, there were no transactions between the Company and Bridgton (see Note 6 of the notes to the Audited Financial Statements). During the six and three months ended December 31, 1997, the Company billed Bridgton approximately $139,000 and $48,000, respectively, for the services of its programmers and engineers and realized a gross profit of approximately
         $25,000 and $9,000, respectively, on such billings, and Bridgton billed the Company approximately $309,000 and $85,000, respectively, for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $62,000 and $8,000, respectively. Bridgton also billed the Company approximately $50,000 during the six and three months ended December 31, 1997 to obtain reimbursement for the overhead expenses it incurred on behalf of the Company.

Note 6 - Provision (credit) for income taxes:
         The provision (credit) for income taxes for the six and three months ended December 31, 1998 and 1997 consisted of the following:

                                                                Six Months                    Three Months
                                                           Ended December 31,             Ended December 31,
                                                        -----------------------       --------------------------
                                                          1998             1997          1998             1997
                                                       --------          -------     ---------          -------
             Federal:
                Current provision (credit)                               $61,887     $  (5,000)         $31,675
                Deferred credit                        $(67,800)          (3,078)      (48,900)          (3,111)
                                                       --------          -------     ---------          -------
                    Totals                              (67,800)          58,809       (53,900)          28,564
                                                       --------          -------     ---------          -------
             State:
                Current provision (credit)                                15,612        (3,000)           7,925
                Deferred credit                         (12,000)                        (8,700)
                                                       --------          -------     ---------          -------
                    Totals                              (12,000)          15,612       (11,700)           7,925
                                                       --------          -------     ---------          -------

                     Totals                            $(79,800)         $74,421      $(65,600)         $36,489
                                                       ========          =======      ========          =======
(/TABLE>


                                                            DELSOFT CONSULTING, INC.

                                                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                   (Unaudited)



Note 6 - Provision (credit) for income taxes (concluded):
            The provision (credit) for income taxes for the six and three months ended December 31, 1998 and 1997 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:


                                                                               Six Months          Three Months
                                                                                 Ended               Ended
                                                                              December 31,         December 31,
                                                                           ----------------      ---------------
                                                                           1998        1997      1998      1997
                                                                           ----        ----      ----      ----
                Tax at Federal statutory rate                              (34)%        34%      (34)%       34%
                State income taxes, net of Federal income
                    tax effect                                              (1)          5        (1)         2
                Effect of nondeductible expenses                             3                     1
                Other items, primarily surtax exemptions                    (3)         (5)       (4)        (3)
                                                                           ---         ---       ---         ---
                Effective tax rate                                         (35)%        34%      (38)%       33%
                                                                          ====         ===       ===         ===
(/TABLE>

            At December 31, 1998, deferred tax assets and liabilities were attributable to the following:

                Deferred tax assets:
                   Unearned compensation                                                                $ 26,600
                   Amortization of intangible assets                                                      53,400
                   Other                                                                                  24,200
                                                                                                        --------
                       Total                                                                             104,200

                Deferred tax liabilities - depreciation                                                  (12,200)
                                                                                                        --------

                   Net deferred tax assets                                                              $ 92,000
                                                                                                        ========
(/TABLE>

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



                       DELSOFT CONSULTING, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


Note 7 - Stock option plan (continued):
         As of June 30, 1998, the Company had options outstanding for the purchase of a total of 3,652,750 shares of common stock at exercise prices ranging from $.50 to $2.25 per share, including options not subject to the Plan for the purchase of 2,500,000 shares of common stock exercisable at $.50 per share granted to two executive officers during the year ended
         June 30, 1998. During the six months ended December 31, 1998, the Company granted options subject to the Plan to purchase a total of 550,750 shares of common stock at an exercise price of $2.00 per share and no options were exercised or canceled.
         Accordingly, as of December 31, 1998, the Company had options outstanding for the purchase of a total of 4,203,500 shares of common stock at exercise prices ranging from $.50 to $2.25 per share, of which options to purchase a total of 3,002,500 shares were exercisable.

         The Company has elected to continue to use the provisions of APB 25 in accounting for its stock options. Since the exercise price of the options not subject to the Plan for the purchase of 2,500,000 shares of common stock granted to the two executive officers during 1998 was less than the fair market value at the date of grant, the Company recorded deferred compensation of $937,500 in 1998, of which $66,406 and $33,203 was amortized during the six and three months ended December 31, 1998, respectively (there was no charge for amortization during the six and three months ended
         December 31, 1997). The Company has not recognized any earned or unearned compensation cost in connection with the issuance of any other options or warrants since the exercise price of all of those options approximated the fair market value at the date of grant. Pro forma net loss and loss per share amounts assuming compensation cost for all of the other stock options granted by the Company been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 and the comparative historical amounts reported in the accompanying unaudited condensed statements of operations for the six and three months ended December 31, 1998 are set forth below (pro forma net income and income per share amounts for the six and three months ended December 31, 1997 are not presented because they would not differ materially from the historical amounts for the corresponding periods):

                                                                              Six Months         Three Months
                                                                                 Ended               Ended
                                                                                December            December
                                                                                31, 1998             31, 1998
                                                                             -----------            ----------
              Net loss - as reported                                          $(148,478)            $(107,461)
              Net loss - pro forma                                             (265,542)             (166,004)
              Basic weighted average common shares
                  outstanding - as reported                                  11,159,149             11,159,149
              Basic weighted average common shares
                  outstanding - pro forma                                    12,875,308             12,875,308
              Basic loss per share - as reported                                  $(.01)                 $(.01)
              Basic loss per share - pro forma                                    $(.02)                 $(.01)
(/TABLE>

                       DELSOFT CONSULTING, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



Note 7 - Stock option plan (concluded):
         The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assump-tions: risk-free interest rate of 6.3%; expected option lives of ten years;
         expected volatility of 16.0%; and expected dividends of 0%.


Note 8 - Major customers and concentration of credit risk:
         Approximately 77% and 71% of the Company's net revenues were derived from two customers during the six and three months ended December 31, 1998, respectively, and approximately 66% of the Company's net revenues were derived from these customers during both the six and three months ended December
         31, 1997.

         These customers also accounted for approximately 55% of the Company's accounts receivable balance at December 31, 1998.
         The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 1998.


Note 9 - Venture capital agreement:
         As of December 31, 1998, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see
         Note 11 of the notes to the Audited Financial Statements).



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.


OVERVIEW

DelSoft Consulting, Inc. is a professional services staffing firm that was incorporated in Georgia on July 1, 1996. The Company offers its clients value added services, including professional services staffing, solutions and services for application maintenance outsourcing, and the Year 2000 problem (collectively referred to as "solutions"). DelSoft markets solutions to both existing and potential clients with the objective of becoming one of such client's preferred providers of comprehensive information technology ("IT") services and solutions.

DelSoft's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, DelSoft provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on such projects as the services are performed.

DelSoft's most significant cost item is its personnel expense, which consists primarily of salaries and benefits for the Company's billable personnel. The number of IT professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, project terminations and completion and scheduling delays may result in short periods when personnel are not assigned to active projects.
DelSoft manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, the Company continues to process H1-B visas and/or maintains a database of available professionals to respond to increased demand for the Company's services on both existing projects and new engagements.

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

During 1998, the Company redirected its focus to expanding its professional services staffing operations through direct and/or end-user client placements that generate higher revenues and higher gross margins than subcontractor placements. As a result, DelSoft released most consultants not meeting this general profile with minimal cost to the Company. In the first six months of fiscal 1999, this process was completed.
During this period, new direct and/or end user placements (or preferred vendor placements) generated an average of approximately $197,000 in gross annual revenues per placement at an average gross margin of approximately
40%. This compares to an average of approximately $79,000 in gross annual revenues per subcontractor placement (not including preferred vendor placements) at an average gross margin of approximately 28% (after deducting placement costs) during the same six-month period.

During the first quarter, the Company signed a letter of intent to acquire a computer-consulting firm, that provides a variety of computer programming services with an emphasis on the client-server market ("Acquisition"). The target company, which is headquartered in New York City, has approximately one hundred IT professionals throughout the tri-state area and Europe. Management of the target company estimates revenues of approximately $9.6 million and profits (prior to taxes, compensation and distributions to shareholders) of approximately $1 million in 1998. The companies completed their respective due diligence during the second quarter and are currently negotiating the final contract terms. The Acquisition will be paid for with a combination of cash and stock over a three year period. The Company expects to close this transaction on or about April 1, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

REVENUES.  The Company's revenue decreased to approximately
$2.1 million for the second quarter of 1999 from $2.8 for the second quarter of 1998. This decrease in revenues is a result of the Company redirecting its focus by expanding its professional services staffing operations through direct and/or end-user client placements that generate higher gross margins than subcontractor placements.

DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs decreased to approximately $1.5 million for the second quarter of 1999 from $2.2 million for the second quarter of 1998. The decrease in direct project costs is primarily attributable to a decrease in the total number of consultants as a result of the Company's change in focus.

NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue decreased slightly from approximately $600,000 or 21% of Gross Revenue during the three-month period ended December 31, 1997, to approximately
$550,000 or 26% of Gross Revenue during the three-month period ended
December 31, 1998. This slight decrease, in spite of a more substantial decrease in the total number of consultants, is primarily attributable to billing rates increasing at higher levels than professional salaries and engagements with new clients being more profitable than those with existing clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses, including amortizing certain acquisition costs. Selling, general and administrative expenses increased to approximately
$700,000 in the second quarter of 1999 from approximately $450,000 in the second quarter of 1998. The increase in selling, general, and administrative expenses is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its recruiting capabilities, and non-recurring charges associated with the Acquisition. The most significant of these costs consisted of the sales and marketing efforts associated with the Company's proprietary
Year 2000 software toolset, NYE2000. In addition, the Company recognized charges relating to the amortization of intangible assets and unearned compensation of approximately $53,000 and $27,000, respectively during the three months ended December 31, 1998, with no corresponding charges in the comparable prior period.


NET INCOME (LOSS).   The Company's net income for the three months
ended December 31, 1997, of approximately $74,000 decreased by approximately $181,000 to a net loss of approximately $107,000 for the comparable period in 1998.  The primary reason for this decrease is attributable to the non-cash charges of $53,000 and $27,000, respectively, relating to amortization of the intangibles and unearned compensation, plus the costs of developing additional service offerings, the expansion of recruiting capabilities, non-recurring charges associated with the Acquisition, and the efforts associated with marketing and selling the Company's proprietary Year 2000 software toolset, NYE2000(TM).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

REVENUES.  The Company's revenue decreased to approximately
$4.4 million for the six months ended December 31, 1998, from approximately
$5.1 for the six months ended December 31, 1997. This decrease in revenues is a result of the Company redirecting its focus to expanding its professional services staffing operations through direct and/or end-user client placements that generate higher gross margins than subcontractor placements.

DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs for the first six months of fiscal year 1999 decreased to approximately $3.2 million from $3.9 million for the comparable six month period ended December 31, 1997. The decrease in direct project costs is primarily attributable to a decrease in the total number of consultants as a result of the Company's change in focus.

NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue was approximately $1.2 million for both the six month periods ended December 31, 1997, and 1998. This result, in spite of a decrease in the total number of consultants and Gross
Revenue, is primarily attributable to the Company's billing rates increasing at higher levels than professional salaries and engagements with new clients being more profitable than those with existing clients.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased to approximately $1.4 million for the six months ended December 31, 1998, from approximately $950,000 for the comparable period ended December 31, 1997. In addition, the Company recognized charges relating to the amortization of intangible assets and unearned compensation of approximately $126,000 and $60,000, respectively during the six months ended December 31, 1998, with no corresponding charges in the comparable prior six month period. The increase in selling, general, and administrative expenses is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its recruiting capabilities, and non-recurring charges associated with the Acquisition. The most significant of these costs consisted of the sales and marketing efforts associated with the Company's proprietary Year 2000 software toolset, NYE2000.

NET INCOME (LOSS).   The Company's net income for the six months ended
December 31, 1997, of approximately $145,000 decreased to a net loss of approximately $148,000 for the comparable period in 1998.  The primary reason for this decrease is attributable to the non-cash charges of
$126,000 and $60,000, respectively, relating to amortization of the intangibles and unearned compensation, plus the costs of developing additional service offerings, the expansion of recruiting capabilities, non-recurring charges associated with the Acquisition, and the efforts associated with marketing and selling the Company's proprietary Year
2000 software toolset, NYE2000(TM).

LIQUIDITY AND CAPITAL RESOURCES.

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings.

The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, certain of the Company's directors have executed a limited personal guaranty. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of December 31, 1998, and January 31, 1999, the Company had outstanding borrowings under this credit facility of approximately $284,000 and $456,309, respectively.

Except for additional cash that may be required to close the Acquisition, the Company currently anticipates existing sources of liquidity and cash generated from operations will be sufficient to satisfy its cash needs through the next twelve months. To close the Acquisition or in the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deem prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the hiring of further IT professionals and/or the acquisition of other consulting companies.

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


YEAR 2000. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that the principal staffing and financial system it is using as of January 1, 1999, which is licensed from and maintained by third-party software development companies, is Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

The Company is in the process of conducting a risk evaluation and assessment study to determine the preparedness level of customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The Company intends on completing this study during the third quarter of 1999. The Company will take such actions as management deems appropriate based on the results of the review. The Company expects to incur only minimal internal staff costs and other miscellaneous expenses related to the risk evaluation and assessment project. The Company is in the process of developing a contingency plan should such a need arise.

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

     (a)  Exhibit 27 - Financial Data Schedule.

     (b)  No Reports on Form 8-K were filed during this period

SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELSOFT CONSULTING, INC.

By: /s/ Michael Osso                         Date:  February 15, 1999
      Michael Osso
      President




/s/ Jeffrey A. Rinde                         Date:  February 15, 1999
Jeffrey A. Rinde
Chief Financial Officer, General Counsel,
and Secretary (principal financial and
accounting officer)
