Form 10QSB
period 1999-02-15
DELSOFT CONSULTING INC
filed 1999-05-17
CIK 1029424

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

     At May 15, 1999, there were issued and outstanding 11,259,149 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            DELSOFT CONSULTING, INC.

                            CONDENSED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998


                                                                                              March 31,          June 30,
                                     ASSETS                                                     1999               1998
                                                                                           -------------      -------------
                                                                                            (Unaudited)        (See Note 1)
Current assets:
     Cash and cash equivalents                                                              $     33,835        $   313,451
     Accounts receivable, net of allowance for doubtful accounts
         of $10,000                                                                              935,344          1,183,394
     Federal income tax prepayments and refunds receivable                                       239,720
     Deferred tax assets                                                                         129,700             13,000
     Other current assets                                                                         44,703             20,556
                                                                                           -------------      -------------
              Total current assets                                                             1,383,302          1,530,401
Equipment and furnishings, net of accumulated depreciation
     of $87,258 and $47,829                                                                      221,551            232,296
Intangible assets, net of accumulated amortization of $276,165
     and $53,556                                                                               1,179,559          1,397,168
Other assets                                                                                     121,930             20,602
                                                                                           -------------      -------------
              Totals                                                                          $2,906,342         $3,180,467
                                                                                           =============      =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                                    $   245,029
     Current portion of long-term debt                                                            38,992       $     38,134
     Accounts payable                                                                            210,688            199,514
     Accrued compensation and other liabilities                                                  330,508            463,917
     Income taxes payable                                                                                           180,346
                                                                                           -------------      -------------
              Total current liabilities                                                          825,217            881,911
Long-term debt, net of current portion                                                            74,867             85,014
Deferred tax liabilities                                                                          10,700                800
                                                                                           -------------      -------------
              Total liabilities                                                                  910,784            967,725
                                                                                           -------------      -------------

Commitments and contingencies

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         11,159,149 shares issued and outstanding                                              2,775,652          2,775,652
     Retained earnings                                                                            57,797            374,590
     Unearned compensation                                                                      (837,891)          (937,500)
                                                                                           -------------      -------------
              Total stockholders' equity                                                       1,995,558          2,212,742
                                                                                           -------------      -------------

              Totals                                                                          $2,906,342         $3,180,467
                                                                                          =============      =============

                  See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                     Nine Months                        Three Months
                                                                   Ended March 31,                     Ended March 31,
                                                             ---------------------------        ---------------------------
                                                                1999             1998              1999             1998
                                                             ----------       ----------        ----------       ----------
Gross revenue                                                $6,212,538       $8,202,842        $1,788,772       $3,052,262
Direct project costs                                          4,593,513        5,818,211         1,364,487        1,911,587
                                                             ----------       ----------        ----------       ----------

Net revenues                                                  1,619,025        2,384,631           424,285        1,140,675
                                                             ----------       ----------        ----------       ----------

Expenses:
    Selling, general and administrative
        expenses                                              2,057,650        1,640,043           677,875          690,040
    Interest expense                                             68,968          133,068            25,725           58,205
    Write-off of capitalized software
        development costs                                                        135,963                            135,963
                                                             ----------       ----------        ----------       ----------
           Totals                                             2,126,618        1,909,074           703,600          884,208
                                                             ----------       ----------        ----------       ----------

Income (loss) before provision (credit)
    for income taxes                                           (507,593)         475,557          (279,315)         256,467

Provision (credit) for income taxes                            (190,800)         173,361          (111,000)          98,940
                                                             ----------       ----------        ----------       ----------

Net income (loss)                                            $ (316,793)      $  302,196        $ (168,315)      $  157,527
                                                             ==========       ==========        ==========       ==========


Basic earnings (loss) per share                                   $(.03)            $.03             $(.02)            $.02
                                                                  =====             ====             =====             ====


Basic weighted average common shares
    outstanding                                              11,159,149       10,135,214        11,159,149       10,088,316
                                                             ==========       ==========        ==========       ==========


                  See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)


                                                  Common Stock
                                            -------------------------                                           Total
                                            Number of                      Retained         Unearned        Stockholders'
                                              Shares         Amount        Earnings       Compensation         Equity
                                            ----------     ----------      --------       ------------      -------------

Balance, July 1, 1998                       11,159,149     $2,775,652      $374,590        $(937,500)         $2,212,742

Amortization of unearned compensation                                                         99,609              99,609

Net loss                                                                   (316,793)                            (316,793)
                                            ----------     ----------     ---------        ---------          ----------

Balance, March 31, 1999                     11,159,149     $2,775,652     $  57,797        $(837,891)         $1,995,558
                                            ==========     ==========     =========        =========          ==========

                  See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                                    1999            1998
                                                                                                 ----------      ----------
Operating activities:
     Net income (loss)                                                                           $(316,793)      $  302,196
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation of equipment and furnishings                                                  49,885           37,357
         Amortization of intangible assets                                                         217,609
         Amortization of unearned compensation                                                      99,609
         Write-off of capitalized software development costs                                                        135,963
         Deferred income taxes                                                                    (106,800)         (59,584)
         Changes in operating assets and liabilities:
              Accounts receivable                                                                  248,050         (635,126)
              Federal income tax prepayments and refunds receivable                               (239,720)
              Other current assets                                                                 (24,147)         (35,215)
              Other assets                                                                        (101,328)          (1,337)
              Accounts payable                                                                      11,174         (136,428)
              Accrued compensation and other liabilities                                          (133,409)          58,606
              Income taxes payable                                                                (180,346)          97,223
                                                                                                 ---------        ---------
                  Net cash used in operating activities                                           (476,216)        (236,345)
                                                                                                 ---------        ---------

Investing activities - capital expenditures                                                        (23,071)         (36,962)
                                                                                                 ---------        ---------

Financing activities:
     Net proceeds from (repayments of) line of credit borrowings                                   245,029          (93,028)
     Repayments of long-term borrowings                                                            (25,358)         (46,248)
     Proceeds from issuances of common stock                                                                        250,000
                                                                                                 ---------        ---------
                  Net cash provided by financing activities                                        219,671          110,724
                                                                                                 ---------        ---------

Net decrease in cash and cash equivalents                                                         (279,616)        (162,583)
Cash and cash equivalents, beginning of period                                                     313,451          197,514
                                                                                                 ---------        ---------

Cash and cash equivalents, end of period                                                         $  33,835        $  34,931
                                                                                                 =========        =========

Supplemental disclosure of cash flow data:
     Interest paid                                                                               $  64,583        $ 128,564
                                                                                                 =========        =========

     Income taxes paid                                                                           $ 167,254        $ 135,772
                                                                                                 =========        =========

Supplemental schedule of noncash investing and financing activities:
    The Company purchased equipment at a cost of, and issued long-term obligations in the principal amount of, $16,069 during the nine months ended March 31, 1999 and $133,217 during the nine months ended March 31, 1998.


                  See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of March 31, 1999 and its results of operations for the nine and three months ended March 31, 1999 and 1998, changes in stockholders' equity for the nine months ended March 31, 1999 and cash flows for the nine months ended March 31, 1999 and 1998. Information included in the condensed balance sheet as of June 30, 1998 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of June 30, 1998 and for the years ended June 30, 1998 and 1997 (the "Audited Financial Statements") included in, the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

                The results of the Company's operations for the nine and three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 1999.


Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because: (i) the Company had a net loss for the nine and three months ended March 31, 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive; and (ii) the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method for the nine and three months ended March 31, 1998 would have had an insignificant effect on the weighted average number of common shares outstanding and no effect on earnings per share.


Note 3 - Note payable to bank:
                At March 31, 1999, the Company had borrowed $245,029 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 4 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 9.25% at March 31, 1999).

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Long-term debt:
                At March 31, 1999, long-term debt consisted of equipment loans totaling $113,859 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 8.95%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

                Principal payment requirements for long-term obligations in each of the years subsequent to March 31, 1999 total $38,992 in 2000; $38,059 in 2001; $21,733 in 2002; and $15,075 in 2003.

                See Note 5 of the notes to the Audited Financial Statements for additional information regarding long-term debt.


Note 5 - Related party transactions:
                During the nine months ended March 31, 1999, there were no transactions between the Company and Bridgton (see Note 6 of the notes to the Audited Financial Statements). During the nine and three months ended March 31, 1998, the Company billed Bridgton approximately $211,000 and $72,000, respectively, for the services of its programmers and engineers and realized a gross profit of approximately $38,000 and $13,000, respectively, on such billings, and Bridgton billed the Company approximately $322,000 and $13,000, respectively, for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $75,000 and $13,000, respectively. Bridgton also billed the Company approximately $50,000 during the nine and three months ended March 31, 1998 to obtain reimbursement for the overhead expenses it incurred on behalf of the Company.


Note 6 - Provision (credit) for income taxes:
                The provision (credit) for income taxes for the nine and three months ended March 31,1999 and 1998 consisted of the following:

                                                  Nine Months                     Three Months
                                                Ended March 31,                 Ended March 31,
                                            -------------------------       -------------------------
                                               1999            1998            1999            1998
                                            ---------        --------       ---------        --------
Federal:
   Current provision                        $ (84,000)       $192,604       $ (84,000)       $130,717
   Deferred credit                            (79,900)        (59,584)        (12,100)        (56,506)
                                            ---------        --------       ---------        --------
       Totals                                (163,900)        133,020         (96,100)         74,211
                                            ---------        --------       ---------        --------

State:
   Current provision                                           40,341                          24,729
   Deferred credit                            (26,900)                        (14,900)
                                            ---------        --------       ---------        --------
       Totals                                 (26,900)         40,341         (14,900)         24,729
                                            ---------        --------       ---------        --------

       Totals                               $(190,800)       $173,361       $(111,000)       $ 98,940
                                            =========        ========       =========        ========

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Provision (credit) for income taxes (concluded):
                The provision (credit) for income taxes for the nine and three months ended March 31, 1999 and 1998 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                       Nine Months                     Three Months
                                                     Ended March 31,                 Ended March 31,
                                                 -------------------------       -------------------------
                                                    1999            1998            1999            1998
                                                 ---------        --------       ---------        --------
Tax at Federal statutory rate                       (34)%            34%            (34)%            34%
State income taxes, net of Federal income
    tax effect                                       (4)              6              (4)              6
Effect of nondeductible expenses                      2                               1
Other items, primarily surtax exemptions             (2)             (4)             (3)             (2)
                                                   ----             ---            ----             ---

Effective tax rate                                  (38)%            36%            (40)%            38%
                                                    ===              ==             ===              ==


     At March 31, 1999, deferred tax assets and liabilities were attributable to the following:

Deferred tax assets:
   Unearned compensation                                               $ 39,900
   Amortization of intangible assets                                     72,300
   Other                                                                 17,500
                                                                       --------
       Total                                                            129,700

Deferred tax liabilities - depreciation                                 (10,700)
                                                                       --------

   Net deferred tax assets                                             $119,000
                                                                       ========

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

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Stock option plan (continued):
                As of June 30, 1998, the Company had options outstanding for the purchase of a total of 3,652,750 shares of common stock at exercise prices ranging from $.50 to $2.25 per share, including options not subject to the Plan for the purchase of 2,500,000 shares of common stock exercisable at $.50 per share granted to two executive officers during the year ended June 30, 1998. During the nine months ended March 31, 1999, the Company granted options subject to the Plan to purchase a total of 550,750 shares of common stock at an exercise price of $2.00 per share and no options were exercised or canceled. Accordingly, as of March 31, 1999, the Company had options outstanding for the purchase of a total of 4,203,500 shares of common stock at exercise prices ranging from $.50 to $2.25 per share, of which options to purchase a total of 3,002,500 shares were exercisable.

                The Company has elected to continue to use the provisions of APB 25 in accounting for its stock options. Since the exercise price of the options not subject to the Plan for the purchase of 2,500,000 shares of common stock granted to the two executive officers during 1998 was less than the fair market value at the date of grant, the Company recorded deferred compensation of $937,500 in 1998, of which $99,609 and $33,203 was amortized during the nine and three months ended March 31, 1999, respectively (there was no charge for amortization during the nine and three months ended March 31, 1998). The Company has not recognized any earned or unearned compensation cost in connection with the issuance of any other options or warrants since the exercise price of all of those options approximated the fair market value at the date of grant. Pro forma net loss and loss per share amounts assuming compensation cost for all of the other stock options granted by the Company been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 and the comparative historical amounts reported in the accompanying unaudited condensed statements of operations for the nine and three months ended March 31, 1999 are set forth below (pro forma net income and income per share amounts for the nine and three months ended March 31, 1998 are not presented because they would not differ materially from the historical amounts for the corresponding periods):

                                             Nine Months          Three Months
                                                Ended                Ended
                                                March                March
                                              31, 1999             31, 1999
                                             -----------          ------------
Net loss - as reported                        $(316,793)            $(168,315)
Net loss - pro forma                           (492,389)             (226,858)
Basic weighted average common shares
     outstanding - as reported               11,159,149            11,159,149
Basic weighted average common shares
     outstanding - pro forma                 12,569,738            12,569,738
Basic loss per share - as reported                $(.03)                $(.02)
Basic loss per share - pro forma                  $(.04)                $(.02)

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


Note 8 - Major customers and concentration of credit risk:
                Approximately 76% and 75% of the Company's net revenues were derived from two customers during the nine and three months ended March 31, 1999, respectively, and approximately 65% of the Company's net revenues were derived from these customers during both the nine and three months ended March 31, 1998.

                These customers also accounted for approximately 55% of the Company's accounts receivable balance at March 31, 1999. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at March 31, 1999.


Note 9 - Venture capital agreement:
                As of March 31, 1999, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see Note 11 of the notes to the Audited Financial Statements).



                                      * * *

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

During 1998, the Company redirected its focus to expanding its professional services staffing operations through more direct and/or end-user client placements that generate higher revenues and higher gross margins than subcontractor placements. As a result, DelSoft released most consultants not meeting this general profile with minimal cost to the Company. In the first six months of fiscal 1999, this process was completed. As a result, in the short-term the Company's gross revenues decreased; however, the Company expects through new placements to generate net revenue commencing in the first quarter of the 2000 fiscal year comparable with net revenue earned prior to the Company's change in focus.

During the first quarter, the Company signed a letter of intent to acquire a computer-consulting firm, that provides a variety of computer programming services with an emphasis on the client-server market ("Acquisition"). The target company, which is headquartered in New York City, has approximately one hundred IT professionals throughout the tri-state area and Europe. The target company had revenues of approximately $9.6 million and profits (prior to taxes, compensation and distributions to shareholders) of approximately $1 million in 1998. The companies completed their respective due diligence during the second quarter and are currently negotiating the final contract terms. The Acquisition will be paid for with a combination of cash and stock over a three year period. The Company expects to close this transaction on or about July 1, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES. The Company's revenue decreased to approximately $1.8 million for the third quarter of 1999 from approximately $3.0 for the third quarter of 1998. This decrease in revenues is a result of the Company redirecting its focus by expanding its professional services staffing operations through direct and/or end-user client placements that generate higher gross margins than subcontractor placements.

DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs decreased to approximately $1.4 million for the third quarter of 1999 from approximately $1.9 million for the third quarter of 1998. The decrease in direct project costs is primarily attributable to a decrease in the total number of consultants as a result of the Company's change in focus.

NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue decreased from approximately $1,140,000 during the three-month period ended March 31, 1998, to approximately $424,000 during the three-month period ended March 31, 1999. This decrease in net revenue is primarily attributable to a decrease in the total number of consultants as a result of the Company's change in focus.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses, including amortizing certain acquisition costs. Selling, general and administrative expenses decreased slightly to approximately $678,000 in the third quarter of 1999 from approximately $690,000 in the third quarter of 1998.

NET INCOME (LOSS). The Company's net income for the three months ended March 31, 1998, of approximately $157,000 decreased by approximately $325,000 to a net loss of approximately $168,000 for the comparable period in 1999. The primary reason for this decrease isthe Company's change in focus and the costs of developing additional service offerings, the expansion of recruiting capabilities, non-recurring charges associated with the Acquisition, and the continuing efforts associated with marketing and selling the Company's proprietary Year 2000 software toolset, NYE2000(TM).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1999
COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

REVENUES. The Company's revenue decreased to approximately $6.2 million for the first nine months of 1999 from approximately $8.2 for the comparable nine month period in 1998. This decrease in revenues is a result of the Company redirecting its focus to expanding its professional services staffing operations through direct and/or end-user client placements that generate higher gross margins than subcontractor placements.

DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs for the first nine months of 1999 decreased to approximately $4.5 million from approximately $5.8 million for the comparable nine month period ending March 31, 1998. The decrease in direct project costs is primarily attributable to a decrease in the total number of consultants as a result of the Company's change in focus.

NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue decreased to approximately $1.6 million for the nine month period ending March 31, 1999 from approximately $2.4 million for the comparable nine month period ending March 31, 1998. The decrease in net revenues is primarily attributable to a decrease in the total number of consultants as a result of the Company's change in focus.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased to approximately $2.0 million for the nine months ended March 31, 1999, from approximately $1.6 million for the comparable period ending March 31, 1998. The increase in selling, general, and administrative expenses is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its recruiting capabilities, and non-recurring charges associated with the Acquisition. The most significant of these costs consisted of the sales and marketing efforts associated with the Company's proprietary Year 2000 software toolset, NYE2000.

NET INCOME (LOSS). The Company's net income for the nine months ended March 31, 1998, of approximately $302,000 decreased to a net loss of approximately $317,000 for the comparable period in 1999. The primary reason for this decrease is attributable to the costs of developing additional service offerings, the expansion of recruiting capabilities, non-recurring charges associated with the Acquisition, and the efforts associated with marketing and selling the Company's proprietary Year 2000 software toolset, NYE2000(TM).

LIQUIDITY AND CAPITAL RESOURCES.

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings.

The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, certain of the Company's directors have executed a limited personal guaranty. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of March 31, 1999, and April 30, 1999, the Company had outstanding borrowings under this credit facility of approximately $245,029 and $460,756, respectively.

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

The Company is in the process on conducting a risk evaluation and assessment study to determine the preparedness level of customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The Company intends on completing this study during the fourth quarter of 1999. The Company will take such actions as management deems appropriate based on the results of the review. The Company expects to incur only minimal internal staff costs and other miscellaneous expenses related to the risk evaluation and assessment project. The Company is in the process of developing a contingency plan should such a need arise.

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


DELSOFT CONSULTING, INC.


By: /s/ Michael Osso                                       Date:  May 15, 1999
    ---------------------------------------------
        Michael Osso
        President


    /s/ Jeffrey A. Rinde                                   Date:  May 15, 1999
    ---------------------------------------------
        Jeffrey A. Rinde
        Chief Financial Officer, General Counsel,
        and Secretary (principal financial and
        accounting officer)