Form 10QSB/A
period 1999-05-15
DELSOFT CONSULTING INC
filed 1999-05-18
CIK 1029424

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

          (a) Exhibit No. 27

          (b) No Reports on Form 8-K were filed during this period


SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DELSOFT CONSULTING, INC.


By: /s/ Michael Osso                                       Date:  May 18, 1999
    ---------------------------------------------
        Michael Osso
        President


    /s/ Jeffrey A. Rinde                                   Date:  May 18, 1999
    ---------------------------------------------
        Jeffrey A. Rinde
        Chief Financial Officer, General Counsel,
        and Secretary (principal financial and
        accounting officer)