Form 10KSB
period 1999-06-30
DELSOFT CONSULTING INC
filed 1999-10-12
CIK 1029424

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-KSB

/x/        Annual Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934
                For the Fiscal Year Ended June 30, 1999

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. $8,023,832.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of June 30, 1999 there were 3,914,145 shares of Common Stock outstanding held by non- affiliates of the issuer, with an aggregate value of $2,568,657.60 (based upon a value of $0.65625 per share, the average bid and asked price of the Common Stock on June 30, 1999).

     At June 30, 1999, there were issued and outstanding 11,159,149 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                  DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in the "Competition" section below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

     DelSoft Consulting, Inc. ("DelSoft" or the "Company") was founded in July 1996 as a professional services staffing firm, and has, over the past 27 months, developed its technological and managerial infrastructure to offer its clients value added services, including professional services staffing, solutions and services for the Year 2000 problem and application maintenance outsourcing (collectively referred to as "solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming one of such client's preferred providers of comprehensive information technology ("IT") services and solutions. With the trend in the commercial market moving toward fully integrated information systems solutions, the Company offers its clients a broad range of business and technical services as a service outsourcer and systems integrator capable of providing complex tool solutions. This total solutions approach includes proprietary software and tools, proven processes and methodologies, tested project management practices and resources management and procurement programs. The Company is headquartered in the Metropolitan Atlanta area with satellite offices in Indianapolis, Indiana and Detroit, Michigan. It also has human resources officers stationed in Bangalore and Madras, India who are actively recruiting IT professionals.

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

     On December 12, 1996, DelSoft merged with Pyke Corp., a Delaware corporation and publicly traded shell company ("Pyke") with the Company as the surviving entity. Pyke's 418 shareholders received one share of DelSoft Common Stock for every six shares of Pyke common stock they held. The Company issued 1,713,316 shares in the merger, or approximately 17% of DelSoft's outstanding Common Stock on a post- merger, fully diluted basis. The primary purpose of the merger was to increase the Company's shareholder base to help support an eventual trading market in the stock to make the securities more attractive and thereby facilitate the company's future efforts to raise equity capital.

     At the time of the merger, Pyke had a cash balance of $10,279 and no other assets or liabilities. Pyke had no operations prior to the effective date of the merger, and there was no market for the shares, so the shares issued by the Company in the merger were valued at Pyke's net asset value of $10,279.

SERVICES

     DelSoft provides its clients with a one-stop shop for a broad range of IT applications solutions and services. Historically, the substantial majority of the Company's projects have been client- managed. On client-managed projects, DelSoft provides professional services as a member of the project team on a time-and-materials basis. On DelSoft-managed projects, DelSoft takes complete responsibility for project management and bills the client on either a time-and materials or fixed-price basis. The Company is seeking to shift a larger portion of its business to DelSoft-managed projects, which generally carry higher profit margins.

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

     (b) Services and Solutions for the Year 2000 Problem: The Company offers the NYE 2000(TM) proprietary software toolset. The NYE 2000 software tool may be used to analyze and convert Natural(TM) source code to be Year 2000 compliant, and is expected to allow the Company to perform Year 2000 projects more efficiently. The NYE 2000 software tool allows a user to choose between full field expansion, windowing, or a combination of both. Customers may license the toolset and use it in their environment, or the Company will provide the toolset in conjunction with its delivery of proven methodologies, experienced project management, and skilled resources with significant Year 2000 project experience.

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

     Three-quarters of the Company's net revenues for fiscal year 1999 were derived from only two clients: USA Group and Ernst & Young LLP. The Company's relationship with USA Group is long-standing. Although the parties could terminate the arrangement at any time, the current project has been renewed through September 2000. Significant effort has already been invested in this project and the Company believes it unlikely that its current project with USA Group would be abruptly terminated. Although Ernst & Young is a major client, the nature of the relationship is that the Company works with Ernst & Young on projects for their clients.

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

     DelSoft employs 42 full-time employees, consisting of 34 technical consultants, 2 employees in marketing and sales and 6 employees in administration and support. DelSoft also has contracts with 9 independent consultants. DelSoft's IT professionals typically have Master's or Bachelor's degrees in Computer Science or another technical discipline and two to ten years of IT experience. In addition, the Company uses independent contractors to staff client engagements.


GOVERNMENTAL REGULATION OF IMMIGRATION

     The Company's solutions and services are not currently subject to direct regulation by any government or law other than regulations applicable to businesses generally.

     Some of DelSoft's consultants are citizens of other countries, most of whom are working in the United States under H1-B temporary visas. The H1-B visa, which is issued subject to approval by the Immigration and Naturalization Service, allows companies that can prove that they need workers with certain skills Americans cannot provide to hire foreign nationals for such jobs for up to six years. Under current law, there is a statutory limit of 115,000 new H1-B visas that may be issued for the federal government fiscal years 1999 and 2000. The statutory limit will be reduced to 107,500 for fiscal year 2001. The statutory limit will be further reduced to 65,000 in fiscal year 2002, beginning October 1, 2001. In years in which this limit is reached, the Company may be unable to obtain enough H1-B visas to bring sufficient foreign employees to the U.S. Moreover, the Company may have to replace existing employees whose H1-B visas expire at the end of their six year term with new employees, some of whom may also require visas. If the Company were unable to obtain H1-B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be materially adversely affected.

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

     The Company spent approximately $42,000 on obtaining visas for the fiscal year ended June 30, 1999 . Because some of its employees hold visas, the Company is obligated to maintain certain public access files. The cost of that effort is included in the amount disclosed above.

ITEM 2.  DESCRIPTION OF PROPERTY.

     DelSoft's principal office is located at 106 Bombay Lane, Roswell, Georgia 30076. The office, which is approximately 2300 square feet, is leased pursuant to a lease which expires in May 2000. DelSoft's current location is adequate for its projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. DelSoft has a second office located at 1980 E. 116th Street, Suite 317, Carmel, Indiana. The office, which is approximately 1,618 square feet, is leased pursuant to a lease which expires in December 1999. The office is adequate for its projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. In 1999, the Company had two additional sales offices, located at 6111 Jackson Road, Suite 105, Ann Arbor, Michigan, and 440 Laurier Avenue West, Suite 200, Ottawa, Ontario, Canada K1R7X6, respectively. These sales offices, which are each approximately 150 square feet, were leased pursuant to leases which expired in November 1999 and December 1998, respectively. In March, 1999, the Company closed the Canadian sales office. The Michigan sales office is adequate for the Company's projected needs, and the Company does not believe it will have difficulty in obtaining additional space as needed.

     The monthly rent on each of the offices is as follows:

          Roswell, Georgia         $2,756
          Carmel, Indiana          $1,918
          Ottawa, Canada           $  552*
          Detroit, Michigan        $  300

-------------------
* Based on exchange rate on March 1, 1999. Actual rate is in Canadian dollars at CAN$834.

     The Company maintains a Commercial Business Package (Property) insurance policy on the Roswell, Georgia and Carmel, Indiana offices. The policy coverage total on contents is approximately $164,000. The liability coverage is $2,000,000 on these two locations. The Company did not maintain insurance on the Ottawa and Detroit offices because the contents of these two offices was negligible, and they were not used for meeting with customers.

ITEM 3.  LEGAL PROCEEDINGS.

     An action entitled HAS, INC. V. BRIDGTON, INC., ET. AL., Civil Action No. IP98-0167 C was filed on February 6, 1998 in the United States District Court for the Southern District of Indiana, Indianapolis Division. The plaintiffs named the Company as a co- defendant. The plaintiff alleges that the Company tortiously interfered with the plaintiff's contracts with Bridgton, causing Bridgton to breach such contracts, and that the Company tortiously interfered with the plaintiff's business relationship with one of plaintiff's clients by placing computer consultants with the plaintiff's clients. The complaint seeks compensatory and punitive damages and other relief. The Company believes such claim is baseless and intends to defend itself vigorously.

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No meeting of shareholders was held during fiscal year 1999.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Common Stock is traded in the over-the-counter market and quoted under the symbol "DSFT." The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock. As of June 30, 1999, approximately 11,159,149 shares of Common Stock were issued and outstanding, and there were 406 holders of record for such shares.

                                                     Price Range
                                           ---------------------------------
                                           High                       Low
                                           ----                       ---
 YEAR ENDED JUNE 30, 1999
      Fourth Quarter                       1.03125                     .50
      Third Quarter                        1.50                        .8125
      Second Quarter                       2.1875                      .65625
      First Quarter                        3.1875                     1.875


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


RESULTS OF OPERATIONS FOR THE YEAR COMPARED TO THE YEAR ENDED JUNE 30, 1998

     REVENUES: The Company's revenues decreased approximately 27%, from approximately $11,000,000 in 1998 to approximately $8,000,000 in 1999. This decrease in revenues was primarily attributable to the Company's release of numerous consultants that were not direct and/or end-user client placements in its effort to redirect its focus to expanding its professional service staffing operations through direct and/or end-user client placements as well as a decline in Year 2000 placements.

     DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 31%, from approximately $8,100,000 in 1998 to approximately $5,600,000 in 1999. This decrease is primarily attributable to the release of numerous consultants that were not direct and/or end-user client placements in its effort to redirect its focus to expanding its professional service staffing operations through direct and/or end-user client placements as well as a decline in Year 2000 placements.

     NET REVENUE. Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 18%, from approximately $2,925,000 in 1998 to approximately $2,400,000 in 1999. This decrease is attributable primarily to the release of numerous consultants and a decline in Year 2000 placements. The decrease is partially offset by billing rates increasing at a slightly higher level than professional salaries, and engagements with new clients being more profitable than those with existing clients.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased approximately 35%, from approximately $2,000,000 in 1998 to approximately $2,700,000 in 1999. The increase in selling, general, and administrative expenses is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional services offerings, the expansion of its recruiting capabilities, and the opening of additional offices. In addition, these costs for the year ending June 30, 1999 included non-cash charges for amortization of intangible assets and unearned compensation of approximately $290,000 and $133,000, respectively, as opposed to only approximately $54,000 for the amortization of intangible assets for the year ended June 30, 1998.

     NET INCOME (LOSS). The Company's net income for the year ended June 30, 1999, decreased approximately 220%, from approximately $300,000 in 1998 to a net loss of approximately $(360,000) in 1999. The decrease in net income is primarily attributable to the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional services offerings, the expansion of its recruiting capabilities, and the opening of additional offices. In the third and fourth quarter of 1999, the Company significantly reduced the costs associated with its Year 2000 services. These reductions, which exceed $600,000 on an annualized basis, will be reflected in the selling, general, and administrative expenses in the first quarter of 2000. The Company also took a one-time charge of approximately $186,000 from the discontinuation of its Canadian operations.

     RECENT DEVELOPMENTS. Since its inception, the Company has developed a reputation as a technology-staffing firm with expertise in mainframe development, CASE tool usage, Year2000 services, and project management. Due to a significant shift in the market, including the conclusion of Year2000 focused remediation and testing and the move away from case tool and mainframe centric development, the Company is redirecting its sales and marketing efforts to internet-software development and e-commerce consulting (the "Internet Division"). For that reason, in September 1999, the Company hired Brian Koch as President. Mr. Koch has prior experience in establishing and growing a start-up e-commerce consulting company and significant experience in the professional services consulting industry.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. During 1999, the Company did not receive any net proceeds from sales of its common stock.

     The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, Jerry Rosemeyer, Benjamin Giacchino, and Jeffrey A. Rinde each executed a limited personal guaranty obligating each of them to pay the sum of $100,000 of the Company's outstanding borrowings when due; provided, however, that if an event of default and/or a default had not occurred as defined in the Loan Documents dated February 18, 1997, between the Company and Emergent Financial Group, the limited personal guaranty expired at the end of six months from its execution. Accordingly, these guarantees have expired. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of June 30, 1999 and October 11, 1998, the Company had outstanding borrowings of approximately $652,912 and $293,101, respectively.

     The Company plans on seeking between $500,000 and $1,000,000 in equity financing to fund a rapid expansion of its Internet Division. The Company currently anticipates these funds together with existing sources of liquidity and cash generated from operations are sufficient to satisfy its cash needs through the next twelve months. In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deem prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the hiring of further IT professionals and/or the acquisition of other consulting companies.

     During the year ended June 30, 1998, the Company received proceeds of $455,000 and $250,000 upon the issuance of 533,333 and 75,000 shares of common stock respectively.

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

     We are also subject to external Year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. All of these factors could materially effect our business, results of operations and financial condition.

     We are in the process of developing a contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance. The cost of developing and implementing such a plan, if necessary, is expected to be completed by late Fall of 1999 and its cost is not expected to be material.

ITEM 7.  FINANCIAL STATEMENTS.

     The Financial Statements required by this item are attached hereto on pages F1 - F18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of December 31, 1997, the Company's board of directors dismissed Allen P. Fields, CPA and appointed J. H. Cohn LLP as the Company's independent public accountants. The report or Allen P. Fields, CPA on the Company's financial statements as of June 30, 1997 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audit for the period from July 31, 1996 (date of inception) to June 30, 1997 and through December 31, 1997, there were no disagreements with Allen P. Fields, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure at the time of the change of independent public accountants or with respect to the Company's financial statements. The report of J.H. Cohn LLP on the Company's financial statements as of June 30, 1999, and for the year ended June 30, 1999 and 1998, did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. In connection with the audit, there were no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements.

                                    PART III

ITEM 9.  DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the directors and executive officers of the Company:

                                                                      Business Experience During
Name (Age)                  Position(s)                                  the Past Five Years
----------                  -----------                          -------------------------------------
Brian Koch  (31)            President and Director               Mr. Koch has served as President
                                                                 and as a Director since September 16,
                                                                 1999. Prior to his employment with
                                                                 DelSoft, Mr. Koch was employed by
                                                                 Bostech Corporation, as Vice President
                                                                 and Chief Operating Officer from
                                                                 February 1999 through September 1999,
                                                                 and by Ernst & Young LLP as a Senior
                                                                 Manager from 1994 through February 1999.

Michael Osso (38)           President and Director               Mr. Osso served as President of Delsoft
                                                                 from September 1997 through September
                                                                 16, 1999, and as a Director from
                                                                 November 1997 through September 16,
                                                                 1999. Prior to his employment with
                                                                 DelSoft, Mr. Osso was employed by
                                                                 Bridgton Consulting, Inc. ("Bridgton"),
                                                                 an IT services provider similar to the
                                                                 Company, as a Consultant from November
                                                                 1993 to August 1997, by TTI
                                                                 Technologies, a computer consulting
                                                                 company, as a Software Engineer from
                                                                 July 1993 to November 1993, and by Long
                                                                 Island Savings Bank as a Systems Analyst
                                                                 from November 1988 to June 1993.

Adil Choksey (35)           Vice President                       Mr. Choksey has served as Vice President
                                                                 of DelSoft since November 1996, and as a
                                                                 Director since September 16, 1999. Prior
                                                                 to his employment with DelSoft, Mr.
                                                                 Choksey was employed by Bridgton as Vice
                                                                 President of Sales from November 1995 to
                                                                 October 9 1996, by Beechwood Computing
                                                                 Limited, a software consulting firm, as
                                                                 Vice President of Sales from July 1994
                                                                 to October 1995, and by Pertech
                                                                 Computers Ltd., a hardware/software
                                                                 sales company, as a Regional Sales
                                                                 Manager from July 1990 to June 1994.

Jeffrey A. Rinde (32)        Chief Financial                     Mr. Rinde has served as Chief Financial
                             Officer, General                    Officer and General Counsel of DelSoft
                             Counsel, Secretary                  since January 1997, as its Secretary
                             Director                            since July 1997 and as a Director since
                                                                 November 1997. He has also been a member
                                                                 of Briskin & Rinde, L.C., a general
                                                                 civil litigation firm with an emphasis
                                                                 on commercial transactions and
                                                                 litigation, since May 1995. Prior to his
                                                                 membership in Briskin & Rinde, L.C., Mr.
                                                                 Rinde was employed by Chapman & Fennell,
                                                                 a general practice law firm, from April
                                                                 1993 to November 1994. During the period
                                                                 from November 1994 through May 1995, Mr.
                                                                 Rinde relocated from New York to Georgia
                                                                 and obtained a license to practice law
                                                                 in the State of Georgia. From May 1992
                                                                 to April 1993, Mr. Rinde was General
                                                                 Counsel for Willow Peripherals, a
                                                                 computer company.



Ben J. Giacchino (44)       Director                            Mr. Giacchino has served as a Director
                                                                of DelSoft since July 1996. He also
                                                                served as Chief Operating Officer and
                                                                Secretary of the Company from July 1996
                                                                to July 1997. Prior to his employment
                                                                with DelSoft, Mr. Giacchino was employed
                                                                with Bridgton as Vice President from
                                                                January 1994 to July 1996 and as a
                                                                Director since January 1994, and with
                                                                Greenway Capital Corp., a stock
                                                                brokerage firm, as a stock broker from
                                                                August 1991 to December 1993. Mr.
                                                                Giacchino has 15 years experience as a
                                                                manager at various levels in the
                                                                investment banking and brokerage
                                                                industry.

Directors serve from the time they are elected or appointed until the next annual meeting of shareholders or until their successors are elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During the fiscal year ended June 30, 1999 and as of October 11, 1999, none of the executive officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were current with these filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION.

Management Compensation

     The following table sets forth certain information regarding the annual compensation for services to the Company for the fiscal year ended June 30, 1999 with respect to the Company's Chief Executive Officer and all other executive officers as of June 30, 1999 who earned more than $100,000 in salary and bonus during such fiscal year (the "Named Executive Officers"):

Summary Compensation Table

                                                                                         Long-Term
                                                                                     Compensation and
                                             Annual Compensation                          Awards
-----------------------------------------------------------------------------------------------------
 Name and Principal Position       Year       Salary      Bonus       Options
-----------------------------------------------------------------------------------------------------

 Michael Osso                     1999        $197,745    $     0      25,000
   President

 Adil Choksey                     1999        $115,299    $84,750          --
   Vice President

 Jeffrey A. Rinde                 1999        $167,139    $     0      50,000
   Chief Financial Officer


     The following table contains certain information concerning the options granted to the Named Executive Officers during the fiscal year ended June 30, 1999.

                                 OPTION GRANTS IN LAST FISCAL YEAR

                                      Number of       Percent of
                                     Securities      Total Options
                                     Underlying       Granted to
                                  Options Granted    Employees in    Exercise or
Name                                                 Fiscal Year      Base Price     Expiration Date
-----------------------------------------------------------------------------------------------------
 Michael Osso
      President                        25,000            4.5%           $2.00       September 1, 2007

Jeffrey A. Rinde
      Chief Financial Officer          50,000            9.1%           $2.00       January 31, 2009


     The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended June 30, 1999 by each Named Executive Officer and the value at fiscal year end of unexercised options held by the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of
                                                                  Securities
                                                                  Underlying       Value of Unexercised
                                 Shares                          Unexercised       In-The-Money Options
                                Acquired                      Options at FY-End         at FY-End
                                   on                           Exercisable /         Exercisable /
Name                            Exercise    Value Realized      Unexercisable         Unexercisable*
--------------------------------------------------------------------------------------------------------
  Michael Osso
      President                     0             --         2,425,000/100,000       $375,000/$ 0

 Jeffrey A. Rinde
      Chief Financial Officer       0             --           250,000/100,000       $ 15,625/$ 0

-------------------
* Based on the closing sale price of Common Stock reported by the Nasdaq Stock Market OTC Bulletin Board as of June 30, 1999, which was $0.65625 per share, less exercise price payable by optionees.



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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Company is authorized to issue 100,000,000 shares of Common Stock, of which 11,159,149 shares were issued and outstanding on June 30, 1999. As of June 30, 1999, there were 406 shareholders of record.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of June 30, 1999, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group:

                                      Shares                     Percent of
                                      Beneficially               Shares
Beneficial Owner*                     Owned                      Outstanding**
--------------------------------------------------------------------------------
Ben J. Giacchino                      2,706,767(1)               24.09%

Jerry Rosemeyer                       2,708,650(1)               24.11%

Jeffrey A. Rinde                      2,352,837(2)               20.53%

Michael Osso                          2,425,000(3)               17.85%

Adil Choksey                          0                            --

All Directors and Executive
 Officers as a Group (5 persons)      10,193,254                 71.92%
--------------------
*    Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.
**   Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.
(1)  Includes 75,000 shares subject to stock options which are currently exercisable.
(2)  Includes 300,000 shares subject to stock options which are currently exercisable.
(3)  Consists of 2,425,000 shares subject to stock options which are currently exercisable.

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

     During fiscal year 1998, the Company billed Bridgton a total of $211,000 for the services of its programmers and engineers and realized a gross profit of approximately $38,000; and Bridgton billed the Company approximately $322,000 for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $75,000. Bridgton also billed the Company approximately $50,000 for reimbursement of overhead expenses during fiscal year 1998.

     During fiscal year 1999, the Company and Bridgton had no material transactions.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

a) Exhibits. The exhibits filed as part of this Annual report on

Form 10-KSB are as listed below. All exhibits are incorporated by reference to the indicated exhibit to the Company's registration of its Common Stock on Form 10-SB, as amended.

Exhibit No.         Description
-----------         -----------
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

                                           DELSOFT CONSULTING, INC.


                                           By: /s/ Brian Koch
                                               --------------
                                               President

                                           Date: October 11, 1999


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

Signature                         Position                       Date
--------------------    ---------------------------    ----------------------
/s/ Brian Koch          President and Director         Date: October 11, 1999
--------------------    (principal executive
Brian Koch              officer)


/s/ Jeffrey A. Rinde    Chief Financial Officer,       Date: October 11, 1999
--------------------    General Counsel, Secretary
Jeffrey A. Rinde        and Director (principal
                        financial and
                        accounting officer)


/s/ Ben J. Giacchino    Director                       Date: October 11, 1999
--------------------
Ben J. Giacchino

                            DELSOFT CONSULTING, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                 PAGE
                                                                 ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

BALANCE SHEET
     JUNE 30, 1999                                                F-3

STATEMENTS OF OPERATIONS
     YEARS ENDED JUNE 30, 1999 AND 1998                           F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED JUNE 30, 1999 AND 1998                           F-5

STATEMENTS OF CASH FLOWS
     YEARS ENDED JUNE 30, 1999 AND 1998                           F-6

NOTES TO FINANCIAL STATEMENTS                                    F-7/18




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Delsoft Consulting, Inc.


We have audited the accompanying balance sheet of Delsoft Consulting, Inc. as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delsoft Consulting, Inc. as of June 30, 1999, and its results of operations and cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.



                                  J.H. COHN LLP



Roseland, New Jersey
July 23, 1999

                            DELSOFT CONSULTING, INC.

                                  BALANCE SHEET
                                  JUNE 30, 1999




                                     ASSETS
                                     ------

Current assets:
    Cash and cash equivalents                                                $    11,139
    Accounts receivable, net of allowance for doubtful accounts of $20,000     1,376,033
    Prepaid and refundable income taxes                                          137,567
    Other current assets                                                          50,702
                                                                             -----------
           Total current assets                                                1,575,441
Equipment and furnishings, net of accumulated depreciation of $102,555           205,845
Intangible assets, net of accumulated amortization of $343,701                 1,107,023
Noncurrent deferred tax assets, net                                              157,200
Other assets                                                                     119,021
                                                                             -----------

           Total                                                             $ 3,164,530
                                                                             ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
    Note payable to bank                                                     $   643,412
    Current portion of long-term debt                                             38,536
    Accounts payable                                                             145,692
    Accrued compensation and other liabilities                                   284,595
                                                                             -----------
           Total current liabilities                                           1,112,235
Long-term debt, net of current portion                                            64,588
                                                                             -----------
           Total liabilities                                                   1,176,823
                                                                             -----------
Commitments and contingencies

Stockholders' equity:
    Common stock, no par value; 100,000,000 shares authorized;
        11,159,149 shares issued and outstanding                               2,775,652
    Retained earnings                                                             16,742
    Unearned compensation                                                       (804,687)
                                                                             -----------
           Total stockholders' equity                                          1,987,707
                                                                             -----------
           Total                                                             $ 3,164,530
                                                                             ===========





See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998




                                                               1999           1998
                                                               ----           ----
Gross revenues                                             $ 8,023,832     $11,020,278
Direct project costs                                         5,617,879       8,094,640
                                                           -----------     -----------

Net revenues                                                 2,405,953       2,925,638
                                                           -----------     -----------

Expenses:
    Selling, general and administrative expenses             2,692,326       2,007,705
    Interest expense                                            98,244         137,147
    Write-off of capitalized software development costs                        135,963
    Loss from discontinued Canadian operations                 186,211          66,736
                                                           -----------     -----------
        Totals                                               2,976,781       2,347,551
                                                           -----------     -----------

Income (loss) before income taxes                             (570,828)        578,087

Provision (credit) for income taxes                           (212,980)        277,979
                                                           -----------     -----------

Net income (loss)                                          $  (357,848)    $   300,108
                                                           ===========     ===========


Basic earnings (loss) per share                                  $(.03)           $.03
                                                                 =====            ====


Basic weighted average common shares outstanding            11,159,149      10,146,767
                                                           ===========     ===========












See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1999 AND 1998



                                                  Common Stock
                                             ----------------------       Stock                                         Total
                                             Number of                 Subscription     Retained      Unearned      Stockholders'
                                              Shares        Amount      Receivable      Earnings    Compensation       Equity
                                              ------        ------      ----------      --------    ------------       ------



Balance, July 1, 1998                       10,013,316   $  260,777     $(250,000)     $  74,482                    $   85,259

Issuance of shares upon receipt of pro-
    ceeds from subscriptions receivable         75,000                    250,000                                      250,000

Issuance of compensatory stock options                      937,500                                  $(937,500)

Proceeds from sales of shares, net of
    expenses of $45,000                        533,333      455,000                                                    455,000

Issuance of shares in connection with
    acquisitions                               537,500    1,122,375                                                  1,122,375

Net income                                                                               300,108                       300,108
                                           -----------   ----------     -----------    ---------     ---------      ----------

Balance, June 30, 1998                      11,159,149    2,775,652           --         374,590      (937,500)      2,212,742

Amortization of unearned compensation                                                                  132,813         132,813

Net loss                                                                                (357,848)                     (357,848)
                                           -----------   ----------     -----------    ---------     ---------      ----------

Balance, June 30, 1999                      11,159,149   $2,775,652     $      --      $  16,742     $(804,687)     $1,987,707
                                           ===========   ==========     ===========    =========     =========      ==========






See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1999 AND 1998


                                                                            1999         1998
                                                                         ---------    ---------
Operating activities:
    Net income (loss)                                                    $(357,848)   $ 300,108
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Depreciation of equipment and furnishings                           67,367       42,417
        Amortization of intangible assets                                  290,145       53,556
        Amortization of unearned compensation                              132,813
        Provision for bad debts                                             10,000        6,750
        (Gain) loss on sale of equipment                                      (756)      14,429
        Write-off of capitalized software development costs                             135,963
        Deferred income taxes                                             (153,800)     (61,700)
        Changes in operating assets and liabilities:
           Accounts receivable                                            (202,639)    (324,370)
           Prepaid and refundable income taxes                            (137,567)
           Other current assets                                            (21,346)       8,812
           Other assets                                                    (98,419)      (5,281)
           Accounts payable                                                (53,822)    (185,472)
           Accrued compensation and other liabilities                     (179,322)     178,761
           Income taxes payable                                           (180,346)     168,646
                                                                         ---------    ---------
               Net cash provided by (used in) operating activities        (885,540)     332,619
                                                                         ---------    ---------

Investing activities:
    Capital expenditures                                                   (25,939)     (63,966)
    Proceeds from sale of equipment                                          1,848       29,837
    Purchases of intangible assets                                                     (328,349)
                                                                         ---------    ---------
               Net cash used in investing activities                       (24,091)    (362,478)
                                                                         ---------    ---------

Financing activities:
    Net proceeds from (repayments of) line of credit borrowings            643,412     (489,316)
    Repayments of long-term borrowings                                     (36,093)     (69,888)
    Net proceeds from issuances of common stock                                         705,000
                                                                         ---------    ---------
               Net cash provided by financing activities                   607,319      145,796
                                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents                      (302,312)     115,937

Cash and cash equivalents, beginning of year                               313,451      197,514
                                                                         ---------    ---------

Cash and cash equivalents, end of year                                   $  11,139    $ 313,451
                                                                         =========    =========

Supplemental disclosure of cash flow data:
    Interest paid                                                        $  92,678    $ 133,771
                                                                         =========    =========

    Income taxes paid                                                    $ 162,031    $ 171,033
                                                                         =========    =========

See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:

                Business:
                    Delsoft Consulting, Inc. (the "Company") provides customized software solutions, system integration and development services to large commercial enterprises throughout the United States primarily under short-term contracts or subcontracts. Management considers all of the services provided by the Company to be within the same business segment.

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

                Allowance for doubtful accounts:
                    The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $20,000 as of June 30, 1999.

                Equipment and furnishings:
                    Equipment and furnishings are stated at cost, net of accumulated depreciation. Depreciation is providing using the straight-line method over the estimated useful lives of the assets.

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

                    Commencing upon the initial release of a product, capitalized software development costs and any costs of related purchased software are generally required to be amortized over the estimated economic life of the product based on current and estimated future revenues. Thereafter, capitalized software development costs and costs of purchased software are reported at the lower of unamortized cost or estimated net realizable value. Due to the inherent technological changes in the software development industry, estimated net realizable values or economic lives may decline and, accordingly, the amortization period may have to be accelerated.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business and summary of accounting policies (continued):

                Software development costs (concluded):
                    During fiscal 1997, the Company was required to capitalize $135,963 of software development costs related to a software product that it evaluated as technologically feasible. However, as of June 30, 1998, the Company had not been able to market the product and management estimated that as of that date the product did not have any net realizable value; accordingly, the related capitalized software development costs of $135,963 were written off in 1998.

                    Charges to research and development expenses for software development costs incurred prior to the establishment of technological feasibility were not material in 1999 and 1998.

                Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during 1999 and 1998.

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

                Earnings (loss) per share:
                    The Company has presented "basic" earnings (loss) per share in the accompanying statements of operations in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 also requires the presentation of "diluted" earnings per share if the amount differs from basic earnings per share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

                Earnings per share (concluded):
                    Diluted per share amounts have not been presented in the accompanying statements of operations because: (i) the Company had a net loss in 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive; and
                    (ii) the assumed exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method in 1998 would result in an increase in the weighted average number of common shares outstanding to 11,954,917; however, diluted earnings per share would be $.03, which is the same as basic earnings per share.

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

                Income taxes:
                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                Recent accounting pronouncements:
                    The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended June 30, 1999 and 1998.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business and summary of accounting policies (concluded):

                Reclassifications:
                    Certain accounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations.


Note 2 - Equipment and furnishings:
                Equipment and furnishings consisted of the following as of June 30, 1999:

                                                   Range of
                                                   Estimated
                                                    Useful
                                                    Lives               Amount
                                                  ----------          ---------

                    Equipment                     3-7 years            $ 94,444
                    Furnishings                     7 years              26,523
                    Automobiles                     5 years             187,433
                                                                       --------
                                                                        308,400
                    Less accumulated depreciation                       102,555
                                                                       --------
                         Total                                         $205,845
                                                                       ========

                Depreciation of equipment and furnishings amounted to $67,367 and $42,417 in 1999 and 1998, respectively.


                During 1999 and 1998, the Company purchased equipment at a cost of, and issued long-term obligations in the principal amount of, $16,069 and $158,352, respectively. These noncash transactions are not reflected in the accompanying statements of cash flows.


Note 3 - Acquisitions of businesses:
                On April 13, 1998, the Company acquired a recruiting business for technology consultants, including a database containing certain proprietary information regarding the names and "skillsets" of certain information technology consultants, from its sole proprietor. The consideration paid by the Company for this acquisition consisted of a cash payment of $90,000; the issuance of 162,500 shares of common stock valued by the Company at $314,844, or $1.9375 per share (the closing market price for the shares on April 13, 1998); and options for the purchase of 87,500 shares at $1.25 per share, which were valued at $57,531 based on the Black-Scholes option-pricing model, a fair value method allowable under the provisions of SFAS 123. The seller also entered into an employment agreement with the Company (see
                Note 12). The sole proprietorship did not have any sales or significant expenses prior to, or any significant tangible assets as of, the date of acquisition.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Acquisitions of businesses (concluded):
                On May 15, 1998, the Company acquired NYE 2000 Systems, Inc. ("NYE 2000"), a Canadian development stage company that had developed a technologically feasible software product that will convert other software into programs that are "Year 2000" compliant. The consideration initially paid by the Company for this acquisition consisted of a cash payment of $210,000 and the issuance of 375,000 shares of common stock valued by the Company at $750,000, or $2.00 per share (the closing market price for the shares on May 15, 1998). The Company is also contingently obligated to make additional cash payments to the sellers based on future sales, as defined, during any period in which the Company is the licensor or user of the software conversion product. NYE 2000 did not have any sales or significant expenses prior to, or any significant tangible assets as of, the date of acquisition.

                The acquisitions were accounted for as purchases and, accordingly, the results of operations of each of the acquired businesses have been included in the accompanying statements of operations from the respective dates of acquisition. The total initial costs of the acquisitions are summarized below:

                    Cash payments to sellers                                            $  300,000
                    Payments for acquisition costs                                          28,349
                                                                                        ----------
                             Total cash payments                                           328,349

                    Fair value of 537,500 shares and options for the purchase
                         of 87,500 shares of common stock issued to sellers              1,122,375
                                                                                        ----------

                             Total costs of acquisitions                                $1,450,724
                                                                                        ==========

                Since the acquired companies did not have any significant tangible assets as of the respective dates of acquisition, the initial costs of the acquisitions represented costs in excess of net assets acquired, which were allocated to intangible assets and, accordingly, are being amortized from the respective dates of acquisition based on an estimated useful life of five years. Amortization of intangible assets amounted to $290,145 and $53,556 in 1999 and 1998, respectively. Any additional contingent consideration paid by the Company in connection with the acquisition of NYE 2000 will be allocated to intangible assets and amortized over the remaining useful life of the asset.

                The issuances of common stock and options for the purchase of common stock valued at $1,122,375 as part of the consideration paid for the acquired businesses were noncash transactions that are not reflected in the accompanying 1998 statement of cash flows.

                Information as to the unaudited pro forma results of operations of the Company and the acquired businesses assuming their acquisitions had been consummated on July 1, 1997 has not been presented because such information would not differ materially from the information in the accompanying 1998 historical statement of operations.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 4 - Note payable to bank:
                At June 30, 1999, the Company had borrowings of $643,412 outstanding under a revolving credit agreement with Emergent Asset Based Lending, L.L.C. that allows maximum borrowings of $1,250,000 through February 18, 2000. Borrowings bear interest, which is payable monthly, at the higher of 2% above the prime rate or 7%, and are secured by substantially all of the Company's assets.


Note 5 - Long-term debt:
                As of June 30, 1999, long-term debt consisted of equipment loans totaling $103,124 which are payable in monthly installments through February 2003 with interest at rates ranging from 7.75% to 8.95%; the loans were secured by equipment with a net book value that approximated the total outstanding balance.

                Principal payment requirements for long-term obligations in each year subsequent to June 30, 1999 total $38,536 in 2000; $35,435 in 2001; $18,958 in 2002 and $10,195 in 2003.


Note 6 - Related party transactions:
                During 1999, there were no material related party transactions.

                Certain stockholders, who owned more than 50% of the Company's common stock during 1998 were also directors and former officers of the Company. These stockholders also owned a controlling interest in, and were officers and directors of, Bridgton Consulting, Inc. ("Bridgton"), which had conducted business activities that were similar to those of the Company prior to ceasing operations in February 1998. Bridgton and the Company had occupied the same office facilities.

                The Company billed Bridgton approximately $211,000 for the services of its programmers and engineers and realized a gross profit of approximately $38,000 on such billings during 1998. Bridgton billed the Company approximately $322,000 for the services of its programmers and engineers and, based on information provided by the management of Bridgton, realized a gross profit of approximately $75,000 during 1998. Bridgton also billed the Company approximately $50,000 during 1998 to obtain reimbursement for the overhead expenses it incurred on behalf of the Company.

                During 1998, the Company paid a stockholder, who is also one of its directors, a fee of $45,000 for assistance in raising $500,000 through a private placement of common stock.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 7 - Discontinued Canadian operations:
                During February 1999, management decided to focus the Company's international marketing efforts for the NYE 2000 software product in Europe. As a result, the Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. Information with respect to the results of the Canadian operations (which are included in the Company's continuing operations in the accompanying statements of operations) follows:

                                                      1999             1998
                                                      ----             ----

                    Gross revenues                  $145,000       $     -
                    Loss before income taxes        (186,000)        (67,000)
                    Net loss                        (123,000)        (44,000)
                    Basic loss per share                (.01)            -


Note 8 - Income taxes:
                The net provision (credit) for income taxes in 1999 and 1998 consisted of the following provisions (credits):

                                                      1999            1998
                                                      ----            ----
                    Federal:
                         Current                   $ (71,146)       $200,278
                         Deferred                   (113,700)        (52,400)
                                                   ---------        --------
                             Totals                 (184,846)        147,878
                                                   ---------        --------

                    State:
                         Current                      11,966         139,401
                         Deferred                    (40,100)         (9,300)
                                                   ---------        --------
                             Totals                  (28,134)        130,101
                                                   ---------        --------

                             Totals                $(212,980)       $277,979
                                                   =========        ========

                The provision for income taxes in 1999 and the credit for income taxes in 1998 differ from the amounts computed using the Federal statutory rate of 34% as a result of the following:


                                                                                            1999             1998
                                                                                            ----             ----

                    Expected provision (credit) at Federal statutory rate                    (34)%            34%
                    Effect of:
                         State income taxes, net of Federal income tax effect                 (3)             15
                         Nondeductible expenses                                                2               6
                         Other (primarily surtax exemptions)                                  (2)             (7)
                                                                                            ----             ---

                    Effective tax rate                                                       (37)%            48%
                                                                                             ===              ==


                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 8 - Income taxes (concluded):
                At June 30, 1999, net noncurrent deferred tax assets were attributable to the following:

              Deferred tax assets:
                   Unearned compensation                            $ 53,100
                   Amortization of intangible assets                  93,600
                   Other                                              20,000
                                                                    --------
                       Total                                         166,700

              Deferred tax liabilities - depreciation                 (9,500)
                                                                    --------

                       Net noncurrent deferred tax assets           $157,200
                                                                    ========


Note 9 - Retirement plan:
                The Company sponsors a "401(k)" plan whereby eligible employees may defer a portion of their salary for Federal income tax purposes and accumulate retirement benefits. The Company may make additional contributions to the plan, subject to certain limitations, for the benefit of its employees on a discretionary basis. The Company did not make any contributions to the plan in 1999 and 1998.


Note 10- Stock option plan:
                Pursuant to the Company's Stock Option Plan (the "Plan"), incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted by the Board of Directors to key executives, other members of management, other employees and directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of an option may not exceed ten years. The actual term of each option and the manner of exercise are determined by the Board of Directors.

                In addition to issuing options pursuant to the Plan, the Company issued options during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that are exercisable at $.50 per share through February 2008. The options had a fair market value of $.875 per share on the date they were granted. Accordingly, the Company charged $937,500 to unearned compensation and additional paid-in capital in 1998 based on the number of shares that are subject to the options and the excess of the fair market value over the exercise price for each share (the balance of the unamortized unearned compensation is shown separately as a reduction of stockholders' equity in the accompanying balance sheet as of June 30, 1999). The unearned compensation is being amortized on a straight-line basis over the term of each option.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 10- Stock option plan (continued):
                A summary of the status of the Company's options as of June 30, 1999 and 1998 and changes during the years then ended is presented below:

                                                                           1999                      1998
                                                                  ---------------------       -------------------
                                                                                Weighted                  Weighted
                                                                  Shares         Average      Shares       Average
                                                                    or           Exercise       or        Exercise
                                                                  Price           Price        Price        Price
                                                                  -----           -----        -----        -----
                    Outstanding, at beginning of
                         year                                    3,652,750       $  .95        651,250      $2.00
                    Granted                                        550,750         2.00      3,087,500        .75
                    Canceled                                                                   (86,000)      2.00
                                                                 ---------                   ---------

                    Outstanding, at end of year                  4,203,500        $1.08      3,652,750     $  .95
                                                                 =========        =====      =========     ======

                    Options exercisable, at
                         end of year                             3,261,167                   3,002,500
                                                                 =========                   =========

                    Weighted average fair value
                         of options granted during
                         the year                                 $2.00                         $.66
                                                                  =====                         ====


                The following table summarizes information about fixed stock options outstanding at June 30, 1999:


                                          Options Outstanding                                Options Exercisable
                    ------------------------------------------------------------          -------------------------
                                                        Weighted
                                                         Average
                                                         Years of       Weighted                           Weighted
                                                        Remaining        Average                           Average
                    Exercise            Number         Contractual       Exercise           Number         Exercise
                     Prices         Outstanding            Life            Price          Exercisable        Price
                     ------         -----------            ----            -----          -----------        -----

                     $  .50           2,500,000            8.60           $  .50            2,500,000       $  .50
                       1.25              87,500            8.79             1.25               29,167         1.25
                       1.75             225,000            8.75             1.75              225,000         1.75
                       2.00             565,250            7.67             2.00              246,250         2.00
                       2.00              50,000            8.00             2.00               50,000         2.00
                       2.00             125,000            8.17             2.00               25,000         2.00
                       2.00             550,750            9.17             2.00               85,750         2.00
                       2.25             100,000            8.67             2.25              100,000         2.25
                                     ----------                                            ----------

                    $.50-$2.25        4,203,500            8.54           $  .95            3,261,167       $  .83
                    ==========        =========            ====           ======            =========       ======


                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 10- Stock option plan (concluded):
                Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options, no earned or unearned compensation cost was recognized in the accompanying financial statements for stock options granted to employees at exercise prices that were equal to or greater than the fair market value of the Company's common stock on the date of grant. The pro forma amounts computed as if the Company had elected to recognize compensation cost for all stock options granted to employees based on the fair value of the options at the date of grant as prescribed by SFAS 123 and the related historical amounts reported in the accompanying statements of operations are set forth below:

                                                                                   1999                  1998
                                                                              --------------        -------------
                    Net income (loss) - as reported                           $    (357,848)        $     300,108
                    Net income (loss) - pro forma                                  (625,536)              122,700
                    Basic weighted average common shares
                         outstanding - as reported                               11,159,149            10,146,767
                    Basic earnings (loss) per share - as reported                     $(.03)                 $.03
                    Basic earnings (loss) per share - pro forma                        (.06)                 $.01

                The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1999 and 1998:

                                                             1999      1998
                                                             ----      ----

                    Expected volatility                       17%        16%
                    Risk-free interest rate                  4.7%       6.3%
                    Expected years of option life             10         10
                    Expected dividends                         0%         0%


Note 11- Stock purchase warrants:
                On January 7, 1997, the Company issued two warrants to purchase an aggregate of 15,000 shares of common stock at $1.00 per share to a lender as part of the consideration for a loan made to the Company. The warrants became exercisable on the date they were issued and will expire on December 31, 1999. The estimated fair market value of the warrants on the date of issuance was not material.


Note 12- Commitments and contingencies:
                Employment agreement:
                    The Company has entered into employment agreements with three of its key executives which obligate the Company to make aggregate payments of approximately $337,000 in 2000 and 2001 and $77,000 in 2002.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 12- Commitments and contingencies (continued):
                Leases:
                    The Company leases its office facilities under a noncancelable operating lease which expires on April 30, 2000. The Company has a one-year renewal option. The lease also requires the Company to pay all operating expenses. Rent expense charged to operations aggregated $62,300 and $38,230 in 1999 and 1998, respectively. The Company's minimum rental commitment for the period from July 1, 1999 through April 30, 2000 was not material.

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

                    As of June 30, 1997, the Group had assisted the Company in consummating the acquisition of Pyke, which had been a publicly traded shell company, and obtaining the necessary approvals for the quotation and trading of the Company's common stock on the NASDAQ Bulletin Board. The members of the Group had been stockholders of Pyke, and they or their nominees had received a total of 1,356,664 shares of the Company's common stock as a result of the Merger with Pyke. However, as of June 30, 1999, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing. Management of the Company cannot provide any assurance that the Group will be able to fulfill its commitment, and it is considering what legal or equitable actions to take against the members of the Group.

                Concentrations of credit risk:
                    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash balances with major financial institutions that have high credit ratings. At times, such balances may exceed Federally insured limits.

                    Approximately 76% and 67% of the Company's net revenues were derived from two customers during 1999 and 1998, respectively, who also accounted for approximately 65% of its accounts receivable balance at June 30, 1999. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at June 30, 1999.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 12- Commitments and contingencies (concluded):
                Cancellation of shares:
                    During 1998, the Company issued 100,000 shares of restricted common stock with a fair value of $405,000 to consultants who agreed to provide the Company with certain advertising and promotional services over a twelve month period commencing in April 1998. Initially, the Company recorded the value of the shares issued as a deferred charge that it intended to write-off over the expected service period. However, in the opinion of the management of the Company, the consultants failed to provide the agreed upon services. Accordingly, the Company considers the agreement to have been effectively terminated, and it has reversed the deferred charge and reduced the number of shares outstanding for financial statement reporting purposes. The Company will seek the actual cancellation of the shares.

                Litigation:
                    The Company is a party to a number of lawsuits and claims arising out of the conduct of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management believes the overall effect of these lawsuits will not be material to the Company's financial statements.


Note 13- Fair value of financial instruments:

                The Company's material financial instruments at June 30, 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable and long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.




                                      * * *