Form 10QSB
period 1999-09-30
DELSOFT CONSULTING INC
filed 1999-11-15
CIK 1029424

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            DELSOFT CONSULTING, INC.

                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                                                           September             June
                                            ASSETS                         30, 1999            30, 1999
                                            ------                       -----------          -----------
                                                                          (Unaudited)         (See Note 1)
Current assets:
     Cash and cash equivalents                                           $    56,315          $    11,139
     Accounts receivable, net of allowance for doubtful accounts
         of $20,000                                                          890,885            1,376,033
     Prepaid and refundable income taxes                                      85,110              137,567
     Other current assets                                                     57,242               50,702
                                                                         -----------          -----------
              Total current assets                                         1,089,552            1,575,441
Equipment and furnishings, net of accumulated depreciation
     of $119,972 and $102,555                                                188,428              205,845
Intangible assets, net of accumulated amortization of $426,566
     and $343,701                                                          1,034,487            1,107,023
Noncurrent deferred tax assets, net                                          128,000              157,200
Other assets                                                                 119,021              119,021
                                                                         -----------          -----------

              Totals                                                     $ 2,559,488          $ 3,164,530
                                                                         ===========          ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
     Note payable to bank                                                $    95,601          $   643,412
     Current portion of long-term debt                                        40,690               38,536
     Accounts payable                                                        133,497              145,692
     Accrued compensation and other liabilities                              296,357              284,595
     Income taxes payable                                                     17,900
                                                                         -----------          -----------
              Total current liabilities                                      584,045            1,112,235
Long-term debt, net of current portion                                        54,088               64,588
                                                                         -----------          -----------
              Total liabilities                                              638,133            1,176,823
                                                                         -----------          -----------

Commitments and contingencies

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         11,159,149 shares issued and outstanding                          1,875,652            2,775,652
     Retained earnings                                                        76,952               16,742
     Unearned compensation                                                   (31,249)            (804,687)
                                                                         -----------          -----------
              Total stockholders' equity                                   1,921,355            1,987,707
                                                                         -----------          -----------

              Totals                                                     $ 2,559,488          $ 3,164,530
                                                                         ===========          ===========


See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                      1999                  1998
                                                                 ------------          ------------
Gross revenue                                                    $  1,778,492          $  2,298,738
Direct project costs                                                1,208,192             1,589,456
                                                                 ------------          ------------

Net revenues                                                          570,300               709,282
                                                                 ------------          ------------

Other (income) expenses:
    Selling, general and administrative expenses                      570,556               664,278
    Interest expense                                                   21,750                20,364
    Reversal of amortization of unearned compensation                (127,500)
    Loss from discontinued Canadian operations                                               79,846
                                                                 ------------          ------------
        Totals                                                        464,806               764,488
                                                                 ------------          ------------

Income (loss) before provision (credit) for income taxes              105,494               (55,206)

Provision (credit) for income taxes                                    45,284               (14,200)
                                                                 ------------          ------------

Net income (loss)                                                $     60,210          $    (41,006)
                                                                 ============          ============


Basic earnings (loss) per share                                          $.01                  $(--)
                                                                 ============          ============

Basic weighted average common shares outstanding                   11,159,149            11,159,149
                                                                 ============          ============







See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                     Common Stock
                                            ----------------------------                                         Total
                                              Number of                        Retained         Unearned      Stockholders'
                                               Shares           Amount         Earnings       Compensation       Equity
                                            -----------      -----------     -----------      -----------      -----------
Balance, July 1, 1999                        11,159,149      $ 2,775,652     $    16,742      $  (804,687)     $ 1,987,707

Amortization of unearned compensation                                                                 938              938

Effect of cancellation of stock options                         (900,000)                         772,500         (127,500)

Net income                                                                        60,210                            60,210
                                            -----------      -----------     -----------      -----------      -----------

Balance, September 30, 1999                  11,159,149      $ 1,875,652     $    76,952      $   (31,249)     $ 1,921,355
                                            ===========      ===========     ===========      ===========      ===========














See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                                                                   1999               1998
                                                                                ---------          ---------
Operating activities:
     Net income (loss)                                                          $  60,210          $ (41,006)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation of equipment and furnishings                                 17,417             16,081
         Amortization of intangible assets                                         72,536             72,536
         Amortization of unearned compensation                                        938             33,203
         Reversal of amortization of unearned compensation                       (127,500)
         Deferred income taxes                                                     38,000            (22,200)
         Changes in operating assets and liabilities:
              Accounts receivable                                                 485,148           (260,834)
              Prepaid and refundable income taxes                                  52,457            (91,720)
              Other current assets                                                (15,340)            (7,564)
              Other assets                                                                           (46,484)
              Accounts payable                                                    (12,195)           (54,852)
              Accrued compensation and other liabilities                           11,762           (155,788)
              Income taxes payable                                                 17,900           (180,346)
                                                                                ---------          ---------
                  Net cash provided by (used in) operating activities             601,333           (738,974)
                                                                                ---------          ---------

Investing activities - capital expenditures                                                           (1,816)
                                                                                                   ---------

Financing activities:
     Net proceeds from (repayments of) line of credit borrowings                 (547,811)           548,436
     Repayments of long-term borrowings                                            (8,346)            (8,678)
                                                                                ---------          ---------
                  Net cash provided by (used in) financing activities            (556,157)           539,758
                                                                                ---------          ---------

Net increase (decrease) in cash and cash equivalents                               45,176           (201,032)
Cash and cash equivalents, beginning of period                                     11,139            313,451
                                                                                ---------          ---------

Cash and cash equivalents, end of period                                        $  56,315          $ 112,419
                                                                                =========          =========


Supplemental disclosure of cash flow data:
     Interest paid$                                                             $  25,353          $  17,503
                                                                                =========          =========

     Income taxes paid (refunded)                                               $ (51,812)         $ 280,066
                                                                                =========          =========


See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of September 30, 1999, its results of operations and cash flows for the three months ended September 30, 1999 and 1998 and its changes in stockholders' equity for the three months ended September 30, 1999. Information included in the condensed balance sheet as of June 30, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

               The results of the Company's operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 2000.

Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because: (i) the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method for the three months ended September 30, 1999 would have had an insignificant effect on the weighted average number of common shares outstanding and no effect on earnings per share; and (ii) the Company had a net loss for the three months ended September 30, 1998 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

Note 3 - Note payable to bank:
               At September 30, 1999, the Company had borrowed $95,601 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 4 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 9.75% at September 30, 1999).

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Long-term debt:
               At September 30, 1999, long-term debt consisted of equipment loans totaling $94,778 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 8.95%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

               Principal payment requirements for long-term obligations in each of the years subsequent to September 30, 1999 total $40,690 in 2000; $29,536 in 2001; $19,343 in 2002; and $5,209 in 2003.

               See Note 5 of the notes to the Audited Financial Statements for additional information regarding long-term debt.

Note 5 - Income taxes:
               The net provision (credit) for income taxes for the three months ended September 30, 1999 and 1998 consisted of the following provisions (credits):

                                               1999             1998
                                             --------         --------
                       Federal:
                          Current            $  5,900         $  5,000
                          Deferred             24,000          (18,900)
                                             --------         --------
                              Totals           29,900          (13,900)
                                             --------         --------

                       State:
                          Current               1,384            3,000
                          Deferred             14,000           (3,300)
                                             --------         --------
                              Totals           15,384             (300)
                                             --------         --------

                              Totals         $ 45,284         $(14,200)
                                             ========         ========

               The provision for income taxes for the three months ended September 30, 1999 and the credit for income taxes for the three months ended September 30, 1998 differ from the amounts computed using the Federal statutory rate of 34% as a result of the following:

                                                                                  1999      1998
                                                                                  ----      ----
                    Expected provision (credit) at Federal statutory rate          34%      (34)%
                    Effect of:
                         State income taxes, net of Federal income tax effect      10
                         Nondeductible expenses                                     1         7
                         Other (primarily surtax exemptions)                       (2)        1
                                                                                  ---       ---

                    Effective tax rate                                             43%      (26)%
                                                                                   ==       ===

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Income taxes (concluded):
               At September 30, 1999, net noncurrent deferred tax assets were attributable to the following:

                    Deferred tax assets:
                         Provision for doubtful accounts            $    8,000
                         Unearned compensation                           2,500
                         Amortization of intangible assets             112,700
                         Other                                          10,300
                                                                     ---------
                             Total                                     133,500

                    Deferred tax liabilities - depreciation             (5,500)
                                                                     ---------

                             Net noncurrent deferred tax assets     $  128,000
                                                                     =========

Note 6 - Stock option plan:
               Pursuant to the Company's Stock Option Plan (the "Plan"), incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted by the Board of Directors to key executives, other members of management, other employees and directors of the Company, as further explained in Note 10 of the Notes to the Audited Financial Statements.

               In addition to issuing options pursuant to the Plan, the Company issued options during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that were exercisable at $.50 per share through February 2008. The options had a fair market value of $.875 per share on the date they were granted. Accordingly, the Company charged $937,500 to unearned compensation and common stock on June 30, 1998 based on the number of shares that were subject to the options and the excess of the fair market value over the exercise price for each share (the balance of the unamortized unearned compensation has been shown separately as a reduction of stockholders' equity in the accompanying condensed balance sheets as of September 30, 1999 and June 30, 1999). The unearned compensation was being amortized from July 1, 1998 on a straight-line basis over the remaining term of each option.

               During the three months ended September 30, 1999, options to purchase 2,400,000 of the 2,500,000 options issued to the executive officers in 1998 were canceled. The Company had charged $900,000 to unearned compensation and common stock upon the issuance of these options. Of the $900,000 initially charged to unearned compensation, $127,500 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999, including $31,875 (which was less than $.01 per share) during the three months ended September 30, 1998 and unearned compensation related to these shares totaled $772,500 as of June 30, 1999.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stock option plan (concluded):
               The cancellation of the options to purchase 2,400,000 shares has been accounted for as a change in accounting estimate and, accordingly, the Company wrote off the related balance of unearned compensation of $772,500 and reduced common stock by an equivalent amount effective as of July 1, 1999. In addition, the accompanying condensed statement of operations for the three months ended September 30, 1999 includes a credit of $127,500 (or $.01 per shares) for the reversal of the accumulated amortization of the unearned compensation related to those shares through June 30, 1999.

               As of September 30, 1999, the Company had stock options that remained outstanding for the purchase of 1,803,500 shares of common stock that expire at various dates through June 30, 2008 at prices ranging from $.50 to $3.00 per share, of which options to purchase 861,167 shares were exercisable.


Note 7 - Major customers and concentration of credit risk:
               Approximately 68% and 82% of the Company's net revenues were derived from two customers during the three months ended September 30, 1999 and 1998, respectively. These customers also accounted for approximately 64% of the Company's accounts receivable balance at September 30, 1999. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at September 30, 1999.


Note 8 - Venture capital agreement:
               As of September 30, 1999, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see Note 12 of the notes to the Audited Financial Statements).


Note 9 - Discontinued Canadian operations:
               As further explained in Note 7 of the notes to the Audited Financial Statements, the Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The loss of $79,846 from the Canadian operations for the three months ended September 30, 1999 has been included in the Company's continuing operations in the accompanying unaudited condensed statement of operations.



                                      * * *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         DelSoft Consulting, Inc. ("DelSoft" or the "Company") is a rapidly growing professional services firm that was incorporated in Georgia on July 1, 1996. The Company offers its clients value added services, including intranet, extranet, and Web site solutions (which collectively commenced in the second quarter of fiscal 2000), professional services staffing, strategy consulting, and related services. DelSoft delivers internet solutions designed to improve clients' business processes including, strategy consulting, analysis and design, technology development, systems implementation, and systems integration. The Company also provides consulting services in the areas of ERP/CRM application development and integration, large scale application development, and Year 2000 solutions. The Company's solutions target a client's specific business functions enabling the linkage of people, processes, and technologies in the new digital economy.

         DelSoft markets its services and solutions to senior executives in organizations of both existing and potential clients where technology-enabled change (primarily Internet centric) can have a significant competitive impact. DelSoft continues to identify opportunities to become a client's preferred provider of comprehensive information technology ("IT") services and solutions.

         DelSoft's revenues primarily consist of fees from consulting services engagements, including both time-and-materials and fixed-price engagements. Revenues from time-and-materials engagements are recognized as services are provided. Billable rates vary by the service provided and the geographical region. Historically, a substantial majority of the Company's projects have been client-managed applications development and Year 2000 remediation related work performed on a time-and-materials basis. DelSoft intends to increase the percentage of its projects that are based on internet applications development on a fixed-price engagement. The pricing, management, and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

         Cost of revenues include direct costs, such as personnel salaries and benefits and the cost of any third-party hardware or software included in an Internet solution, and overhead expenses directly related to the engagement. DelSoft's most significant cost item is its personnel expense, which consists primarily of salaries and benefits for the Company's billable personnel. The number of IT professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, projects terminations and completion and scheduling delays may result in short periods when personnel are not assigned to active projects. DelSoft manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, the Company continues to process H1-B visas and/or maintains a database of available professionals to respond to increased demand for the Company's services on both existing projects and new engagements.

         The Company provides its services and solutions primarily to Fortune 1000 companies with significant IT budgets and recurring staffing or software development needs. Substantially all of the Company's clients are large companies, major systems integrators or governmental agencies.

         The key solutions offered by the Company include the following:

       (a) INTERNET CENTRIC SERVICES AND SOLUTIONS: Providing professional services to clients who are creating or weaving the internet with their existing businesses to achieve e-Business capabilities. The Company expects a significant portion of its future revenues to be derived from professional services related to internet consulting, including intranet, extranet, and Web site solutions.

       (b) PROFESSIONAL SERVICES STAFFING: Providing highly-skilledsoftware professionals to augment the internal information management staffs of major corporations currently represents the majority of the Company's business. The Company supplies clients' staffing needs from among its diverse supply of software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business. DelSoft expects that future revenues will be dependent on the number and scope of client engagements. Currently, the Company's IT professionals have significant experience in mainframe, client/server, ERP, and CRM applications development and systems integration.

       (c) SERVICES AND SOLUTIONS FOR THE YEAR 2000 PROBLEM: The Company offers the NYE 2000(TM) proprietary software toolset. The NYE 2000 software tool may be used to analyze and convert Natural(TM) source code to be Year 2000 compliant, and is expected to allow the Company to perform Year 2000 projects more efficiently. The NYE 2000 software tool allows a user to choose between full field expansion, windowing, or a combination of both. Customers may license the toolset and use it in their environment, or the Company will provide the toolset in conjunction with its delivery of proven methodologies, experienced project management, and skilled resources with significant Year 2000 project experience.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES: The Company's revenues decreased approximately 22%, from approximately $2.3 million for the first quarter of 1999 to approximately $1.8 million for the first quarter of 2000. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, due to the winding down of the number of Year 2000 engagements.

     DIRECT PROJECT COSTS. Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company.
Direct project costs decreased approximately 25%, from approximately
$1.6 million for the first quarter of 1999 to approximately $1.2 million for the first quarter of 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

         NET REVENUE. Net revenue consists of revenues less directproject costs. Net revenue decreased approximately 20%, from approximately $710,000 for the three-month period ended September 30, 1998 to approximately $570,000 for the three-month period ended September 30, 1999. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses decreased approximately 14%, from approximately $660,000 in the first quarter of 1999 to approximately $570,000 in the first quarter of 2000. The decrease in selling, general, and administrative expenses is primarily attributable to a reduction in the infrastructure and initiatives previously required to implement and support the Company's Year 2000 sales and marketing strategies.

       OTHER EXPENSES. During the three months ended September 30, 1999, options to purchase 2,400,000 shares of common stock to the Company's former President (See Recent Developments) were canceled. The Company had charged $900,000 to unearned compensation and common stock upon the issuance of these options. Of the $900,000 initially charged to unearned compensation, $127,500 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999, including $31,875 during the three months ended September 30, 1998. The Company's condensed statement of operations for the three months ended September 30, 1999, includes a credit of $127,500 for the reversal of the accumulated amortization of the unearned compensation related to those shares through June 30, 1999. In addition, the Company incurred a loss of approximately $80,000 during the three months ended September 30, 1998, which was attributable to its Canadian operations which were discontinues during the year ended June 30, 1999.

       NET INCOME (LOSS). As a result of the above, the Company's net income for the three months ended September 30, 1999, increased approximately 246%, from a net loss of approximately ($41,000) for the three-month period ending September 30, 1998 to net income of approximately $60,000 for the comparable three-month period.

       RECENT DEVELOPMENTS. During the first quarter of 2000, the Company took several steps in an effort to grow its business and increase its industry prominence. Such steps included, naming Brian Koch as its new president, expanding into e-commerce consulting services, and expanding our sales force into key markets. Prior to joining DelSoft, Mr. Koch served as Vice President and Chief Operating Officer for an Internet consulting company, as well as seven years experience as a Senior Manager with Ernst & Young LLP. With the addition of Mr. Koch, the Company intends on becoming a full-service e-commerce consulting organization. DelSoft has also further expanded its geographic reach with the opening of new sales offices in New York, New York, Dallas, Texas, and Phoenix, Arizona.

       LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings.

       The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, Jerry Rosemeyer, Benjamin Giacchino, and Jeffrey A. Rinde each executed a limited personal guaranty obligating each of them to pay the sum of $100,000 of the Company's outstanding borrowings when due; provided, however, that if an event of default and/or a default had not occurred as defined in the Loan Documents dated February 18, 1997, between the Company and Emergent Financial Group, the limited personal guaranty expire at the end of six months from its execution. Accordingly, these guarantees have expired. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of September 30, 1999, the Company had outstanding borrowings of approximately $96,000 and working capital of approximately $506,000.

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

YEAR 2000

       The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that the principal staffing and financial systems it is using, which are licensed from and maintained by third-party software development companies, are Year 2000 compliant. In addition, the Company has requested assurances from major third party vendors and licensors regarding the year 2000 readiness of their material hardware, software and services. To date, such third parties have informed us that their products used are compliant. Based on our assessment, we have determined that a contingency plan in the event that we are unable to achieve Year 2000 compliance is unnecessary. Management does not believe that the Year 2000 issue will have a material adverse impact on the Company's financial condition or results of operation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for information technology services and solutions; industry trends toward outsourcing information technology services; increasing competition in the information technology services market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, theCompany duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DELSOFT CONSULTING, INC.


                                           By: /s/ Brian Koch
                                               -----------------------
                                               Brian Koch
                                               President

                                           Date:  November 15, 1999

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

     Signature                       Position                                  Date
     ---------                       --------                                  ----
/s/ Brian Koch                President and Director                    Date: November 15, 1999
------------------------      (principal executive officer)
Brian Koch


/s/ Jeffrey A. Rinde          Chief Financial Officer, General          Date: November 15, 1999
------------------------      Counsel, Secretary and Director
Jeffrey A. Rinde              (principal financial and
                              accounting officer)


/s/ Ben J. Giacchino          Director                                  Date: November 15, 1999
------------------------
Ben J. Giacchino