Form 10QSB
period 1999-12-31
DELSOFT CONSULTING INC
filed 2000-02-22
CIK 1029424

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                 Quarterly Report Under section 13 or 15(d) of
                      The Securities Exchange Act of 1934
               For the Quarterly Period Ended December 31, 1999

                Transition Report under Section 13 or 15(d) of
               The Exchange Act For the Transition Period from

  ____________________________________to ___________________________________
                       Commission File Number 000-24197


                           DelSoft Consulting, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

      Georgia                                           58-2247152
---------------------------------------            -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

               106 Bombay Lane, Roswell, Georgia                   30076
--------------------------------------------------------------------------------
             (Address of principal executive office)            (Zip Code)
        Issuer's telephone number, including area code:       (770) 518-4289

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

    At February 22, 2000, there were issued and outstanding 10,999,149 shares of Common Stock.

    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DELSOFT CONSULTING, INC.

                            CONDENSED BALANCE SHEETS
                     DECEMBER 31, 1999 AND JUNE 30, 1999


                                                                    December      June
                                      ASSETS                        31, 1999     30, 1999
                                                                    ----------  ----------
                                                                   (Unaudited)  (See Note 1)
Current assets:
  Cash and cash equivalents                                       $   49,682    $    11,139
   Accounts receivable, net of allowance for doubtful accounts
      of $20,000                                                     798,212      1,376,033
   Prepaid and refundable income taxes                               258,454        137,567
   Other current assets                                               95,667         50,702
                                                                  -----------   -----------
         Total current assets                                      1,202,015      1,575,441
Equipment and furnishings, net of accumulated depreciation
   of $137,513 and $102,555                                          172,813        205,845
Intangible assets, net of accumulated amortization of $171,458
   and $343,701                                                      307,460      1,107,023
Noncurrent deferred tax assets, net                                  377,000        157,200
Other assets                                                          14,215        119,021
                                                                 -----------    -----------

         Totals                                                  $ 2,073,503    $ 3,164,530
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                          $   315,604    $   643,412
   Current portion of long-term debt                                  40,462         38,536
   Accounts payable                                                  118,759        145,692
   Accrued compensation and other liabilities                        262,580        284,595
                                                                 -----------    -----------
         Total current liabilities                                   737,405      1,112,235
Long-term debt, net of current portion                                44,466         64,588
                                                                 -----------    -----------
         Total liabilities                                           781,871      1,176,823
                                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; 100,000,000 shares authorized;
      11,159,149 shares issued and outstanding                     1,902,832      2,775,652
   Retained earnings (accumulated deficit)                          (547,598)        16,742
   Unearned compensation                                             (63,602)      (804,687)
                                                                 -----------    -----------
         Total stockholders' equity                                1,291,632      1,987,707
                                                                 -----------    -----------

         Totals                                                  $ 2,073,503    $ 3,164,530
                                                                 ===========    ===========

See Notes to Condensed Financial Statements.

                           DELSOFT CONSULTING, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
            SIX AND THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)



                                                     Six Months                        Three Months
                                                 Ended December 31,                 Ended December 31,
                                                1999              1998              1999              1998
                                             ------------    --------------    --------------    ------------

Gross revenue                             $  3,255,299    $  4,423,766               $  1,476,807    $  2,078,559
Direct project costs                         2,213,454       3,229,026                  1,005,262       1,525,467
                                          ------------    ------------               ------------    ------------

Net revenues                                 1,041,845       1,194,740                    471,545         553,092
                                          ------------    ------------               ------------    ------------

Other (income) expenses:
   Selling, general and administrative
     expenses                                1,225,924       1,249,217                    655,366         652,562
   Interest expense                             46,947          43,243                     25,199          22,879
   Reversal of amortization of unearned
     compensation                             (133,751)                                    (6,251)
   Loss from discontinued Canadian
     operations                                                130,558                                     50,712
   Write-off of intangible assets              703,598                                    703,598
   Costs of terminated acquisition             112,593                                    112,593
                                          ------------    ------------               ------------     -----------
        Totals                               1,955,311       1,423,018                  1,490,505         726,153
                                          ------------    ------------               ------------    ------------

Loss before credit for income taxes           (913,466)       (228,278)                 (1,018960)       (173,061)

Credit for income taxes                       (349,126)        (79,800)                  (394,410)        (65,600)
                                          ------------    ------------               ------------    ------------

Net loss                                  $   (564,340)  $    (148,478)              $   (624,550)   $   (107,461)
                                          ============    ============               ============    ============


Basic loss per share                      $       (.05)  $       (.01)               $       (.06)   $       (.01)
                                          ============    ============               ============    ============


Basic weighted average common shares
   outstanding                              11,159,149      11,159,149                 11,159,149      11,159,149
                                          ============    ============               ============    ============



See Notes to Condensed Financial Statements.

                           DELSOFT CONSULTING, INC.

                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)


                                                  Common Stock           Retained
                                            ------------------------      Earnings                       Total
                                            Number of                   (Accumulated       Unearned   Stockholders'
                                            Shares             Amount      Deficit)     Compensation     Equity
                                           ------             ------      --------     ------------     ------
Balance, July 1, 1999                       11,159,149    $2,775,652     $   16,742       $(804,687)    $1,987,707

Issuance of compensatory stock options                        64,680                        (64,680)

Amortization of unearned compensation                                                         2,016          2,016

Effect of cancellation of stock options                     (937,500)                       803,749       (133,751)

Net loss                                                                   (564,340)                      (564,340)
                                           -----------  -------------  ------------     --------------   ----------

Balance, December 31, 1999                  11,159,149    $1,902,832      $(547,598)     $  (63,602)    $1,291,632
                                            ==========    ==========      =========      ==========     ==========


See Notes to Condensed Financial Statements.

                           DELSOFT CONSULTING, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)

                                                                    1999          1998
                                                                ------------    --------
Operating activities:
   Net loss                                                       $(564,340)   $(148,478)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation of equipment and furnishings                      34,958       32,700
      Amortization of intangible assets                              95,965      145,072
      Amortization of unearned compensation                           2,016       66,406
      Reversal of amortization of unearned compensation            (133,751)
      Write-off of intangible assets                                703,598
      Write-off of costs of terminated acquisition                  112,593
      Deferred income taxes                                        (219,800)     (79,800)
      Changes in operating assets and liabilities:
         Accounts receivable                                        577,821       89,327
         Prepaid and refundable income taxes                       (120,887)    (129,720)
         Other current assets                                       (44,965)     (24,854)
         Other assets                                                (7,787)     (45,968)
         Accounts payable                                           (26,933)      32,604
         Accrued compensation and other liabilities                 (22,015)    (226,549)
         Income taxes payable                                                   (180,346)
                                                                  ---------    ---------
            Net cash provided by (used in) operating activities     386,473     (469,606)
                                                                  ---------    ---------

Investing activities - capital expenditures                          (1,926)      (7,647)
                                                                  ---------    ---------

Financing activities:
   Net proceeds from (repayments of) line of credit borrowings     (327,808)     283,632
   Repayments of long-term borrowings                               (18,196)     (17,070)
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities    (346,004)     266,562
                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                 38,543     (210,691)
Cash and cash equivalents, beginning of period                       11,139      313,451
                                                                  ---------    ---------

Cash and cash equivalents, end of period                          $  49,682    $ 102,760
                                                                  =========    =========

Supplemental disclosure of cash flow data:

   Interest paid                                                  $  47,513    $  40,201
                                                                  =========    =========

   Income taxes paid                                              $  55,459    $ 310,066
                                                                  =========    =========

See Notes to Condensed Financial Statements.

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
           In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of December 31, 1999 and its results of operations for the six and three months ended December 31, 1999 and 1998, changes in stockholders' equity for the six months ended December 31, 1999 and cash flows for the six months ended December 31, 1999 and 1998. Information included in the condensed balance sheet as of June 30, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

           The results of the Company's operations for the six and three months ended December 31, 1999 are not necessarily indicative of the results of operations for the full year ending June 30, 2000.

Note 2 - Earnings (loss) per common share:
           As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company had a net loss for the six and three months ended December 31, 1999 and 1998 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

Note 3 - Note payable to bank:
          At December 31, 1999, the Company had borrowed $315,604 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 4 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 10% at December 31, 1999).

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Long-term debt:
          At December 31, 1999, long-term debt consisted of equipment loans totaling $84,928 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 8.95%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

          Principal payment requirements for long-term obligations in each of the years subsequent to December 31, 1999 total $40,462 in 2000; $24,605 in 2001; $18,617 in 2002; and $1,244 in 2003.

          See Note 5 of the notes to the Audited Financial Statements for additional information regarding long-term debt.

Note 5 - Credit for income taxes:
           The net credit for income taxes for the six and three months ended December 31, 1999 and 1998 consisted of the following provisions (credits):

                        Six Months                   Three Months
                     Ended December 31,           Ended December 31,
                  1999             1998            1999           1998
               -------------     ----------    -------------   --------
Federal:
  Current           $(142,000)                $(147,900)$     (5,000)
  Deferred           (152,000)    $(67,800)    (176,000)     (48,900)
                    ---------    ---------    ---------    ---------
    Totals           (294,000)     (67,800)    (323,900)     (53,900)
                    ---------    ---------    ---------    ---------
State:
  Current               3,874                     2,490       (3,000)
  Deferred            (59,000)     (12,000)     (73,000)      (8,700)
                    ---------    ---------    ---------    ---------
    Totals            (55,126)     (12,000)     (70,510)     (11,700)
                    ---------    ---------    ---------    ---------
    Totals          $(349,126)   $ (79,800)   $(394,410)    $(65,600)
                    =========    =========    =========    =========

           The net credit for income taxes for the six and three months ended December 31, 1999 and 1998 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                Six Months                 Three Months
                                                Ended December 31,      Ended December 31,
                                                1999        1998         1999      1998
                                                -----       ----         ----      ----
Expected credit at Federal statutory rate        (34)%   (34)%         (34)%        (34)%
Effect of:
  State income taxes, net of Federal income
    tax effect                                    (4)     (1)           (5)          (1)
  Nondeductible expenses                                   3                          1
  Other (primarily surtax exemptions)                     (3)                        (4)
                                                 ---     ---           ----          ---
Effective tax rate                               (38)%   (35)%         (39)%        (38)%
                                                 ===     ===           ====          ===

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Credit for income taxes (concluded):
           As of December 31, 1999, deferred tax assets and liabilities were attributable to temporary differences related to the following:

              Deferred tax assets:
                Net operating losses carryforwards                       $325,000
                Amortization of intangible assets                          44,500
                Other                                                       9,000
                                                                         --------
                  Total                                                   378,500
              Deferred tax liabilities - depreciation                      (1,500)
                                                                         --------
                Net deferred tax assets                                  $377,000
                                                                         ========



          The deferred tax assets listed above include the potential benefits of $325,000 attributable to net operating loss carryforwards of approximately $681,000 and $1,337,000 available as of December 31, 1999 to reduce the Company's future Federal and state taxable income, respectively, which will expire at various dates through 2019.

          Future realization of the net deferred tax assets of $377,000 as of December 31, 1999 is dependent on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards or reversal of the other temporary differences from which the net deferred tax assets arose. Management believes, but cannot assure, that it is more likely than not that the Company will realize its net deferred assets prior to their expiration in 2019 since the net operating loss carryforwards arose primarily from nonrecurring losses (see Note 10 herein). However, such estimates are subject to change and management cannot assure that the net deferred tax assets will be realized.

Note 6 - Stock options:
           Pursuant to the Company's Stock Option Plan (the "Plan"), incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted by the Board of Directors to key executives, other members of management, other employees and directors of the Company, as further explained in Note 10 of the notes to the Audited Financial Statements.

           The Board of Directors may also grant options for the purchase of shares of common stock to the Company's directors, officers, consultants and other advisors that are not covered under the Plan. During the six months ended December 31, 1999, options were granted to directors and officers for the purchase of 4,400,000 shares and to a consultant for the purchase of 1,100,000 shares.

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stock options (continued):
           The options for the 4,400,000 shares issued to the directors and officers have exercise prices ranging from $.275 to $.4125 per share (which represented 110% of the fair market value on the date of grant) and will expire in September and November 2009. Options for the purchase of 2,600,000 shares vested as of the respective dates of issuance and options for the purchase of 600,000 shares will vest in September 2000, 2001 and 2002, respectively. No compensation was charged in connection with the issuance of the options to the directors and officers.

           The options for the 1,100,000 shares issued to the consultant have an exercise price of $.16 per share (which was less than the fair market value of $.21875 per share on the date of grant) and will expire in December 2004. All of the options became vested as of the date of issuance. The fair value of the options was estimated at $64,680 as of the date of grant using the Black-Scholes option-pricing model (see Note 10 of the notes to the Audited Financial Statements). Accordingly, the Company charged $64,680 to unearned compensation and common stock as of the date of grant. The unearned compensation is being amortized over the effective period of the consulting agreement of five years. A total of $1,078 was amortized during the six months ended December 31, 1999, and the unamortized balance of the unearned compensation of $63,602 has been shown separately as a reduction of stockholders' equity in the accompanying condensed balance sheet as of December 31, 1999.

          The Company had also issued options that were not covered under the Plan during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that were exercisable at $.50 per share through February 2008. The options had a fair market value of $.875 per share on the date they were granted. Accordingly, the Company charged $937,500 to unearned compensation and common stock on June 30, 1998 based on the number of shares that were subject to the options and the excess of the fair market value over the exercise price for each share. The unearned compensation was being amortized from July 1, 1998 on a straight-line basis over the remaining term of each option. A total of $133,751 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999 (including $66,406, or $.01 per share, during the six months ended December 31, 1998). The unamortized balance of the unearned compensation of $804,687 has been shown separately as a reduction of stockholders' equity in the accompanying condensed balance sheet as of June 30, 1999.

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stock options (concluded):
           At various dates during the six months ended December 31, 1999, the options for the purchase of the 2,500,000 shares granted in 1998 were canceled. A total of $938 of unearned compensation related to these options had been amortized during the six months ended December 31, 1999. The cancellation of the options has been accounted for as a change in accounting estimate and, accordingly, the Company wrote off related balances of the unearned compensation as of the respective dates of cancellation which totaled $803,749 and reduced common stock by an equivalent amount during the six months ended December 31, 1999. In addition, the accompanying condensed statements of operations include a credit of $133,751 (or $.01 per share) for the six months ended December 31, 1999 and a credit of $6,251 (or less than $.01 per share) for the three months ended December 31, 1999 for the reversal of the accumulated amortization of the unearned compensation related to those shares through the respective dates of cancellation.

           As of December 31, 1999, the Company had stock options that remained outstanding for the purchase of 6,698,000 shares of common stock that expire at various dates through November 2009 with exercise prices ranging from $.16 to $2.50 per share, of which options to purchase 4,262,667 shares were exercisable.

           A summary of the status of the Company's shares subject to options as of December 31, 1999 and changes during the six months then ended is presented below:

                                                              Weighted
                                                Shares        Average
                                                or            Exercise
                                                Price         Price
                                             ---------     ------------
Outstanding, at July 1, 1999                 4,203,500        $1.08
Granted                                      5,500,000          .30
Canceled                                    (3,005,500)         .78
                                             ---------     ------------

Outstanding, at December 31, 1999            6,698,000        $ .58
                                            ===========   =============

Options exercisable, at December 31, 1999    4,262,667
                                            ===========

Weighted average fair value of options
   granted during the six months
   ended December 31, 1999                        $.29
                                               ========

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Major customers and concentration of credit risk:
          Aproximately 68% of the Company's net revenues were derived from two customers during both the six and three months ended December 31, 1999 and approximately 77% and 71% of the Company's net revenues were derived from these customers during the six and three months ended December 31, 1998, respectively. These customers also accounted for approximately 56% of the Company's accounts receivable balance at December 31, 1999. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 1999.

Note 8 - Venture capital agreement:
          As of December 31, 1999, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see Note 11 of the notes to the Audited Financial Statements).

Note 9 - Employment agreements:
          As explained in Note 12 of the notes to the Audited Financial Statements, the Company had entered into employment agreements with three of its key executives as of June 30, 1999. During the six months ended December 31, 1999, those agreements were amended. As a result, the Company was obligated as of December 31, 1999 to make aggregate payments to the three key executives of approximately $215,000 during the remainder of the year ending June 30, 2000, $430,000 during each of the years ending June 30, 2001 and 2002 and $155,000 during the year ending June 30, 2003.

Note 10- Nonrecurring losses:
          As further explained in Note 7 of the notes to the Audited Financial Statements, the Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The losses from the Canadian operations of $130,558 and $50,712 (or $.01 and less than $.01 per share) for the six and three months ended December 31, 1999, respectively, have been included in the Company's continuing operations in the accompanying unaudited condensed statements of operations.

                           DELSOFT CONSULTING, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10- Nonrecurring losses (concluded):
          As further explained in Note 3 of the notes to the Audited Financial Statements, in May 1998, the Company acquired NYE 2000 Systems, Inc. ("NYE 2000"), which was the developer of a software product for the conversion of other software into programs that are "Year 2000" compliant. Management of the Company believed that the NYE 2000 software product would continue to have a substantial international market after January 1, 2000, and it was focusing the Company's marketing efforts for this product in Europe. The entire cost of acquiring NYE 2000 of $1,450,724 had been allocated to intangible assets and were being amortized over five years.

          In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying unaudited condensed statements of operations for the six and three months ended December 31, 1999 include a charge of $703,598 (or $.06 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000.

          During December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, the accompanying unaudited condensed statements of operations for the six and three months ended December 31, 1999 include a charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES:

The Company's revenues decreased approximately 29%, from approximately $2.1 million for the second quarter of 1999 to approximately $1.5 million for the second quarter of 2000. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, due to the winding down of the number of Year 2000 engagements.

DIRECT PROJECT COSTS.

Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 33%, from approximately $1.5 million for the second quarter of 1999 to approximately $1.0 million for the second quarter of 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE.

Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 15%, from approximately $550,000 for the three-month period ended December 31, 1998 to approximately $470,000 for the three-month period ended December 31, 1999. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

SELLING, GENERAL AND ADMINISTRATIVE.

Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses remained approximately unchanged, from approximately $650,000 in the second quarter of 1999 to approximately $650,000 in the second quarter of 2000. The decrease in selling, general, and administrative expenses is primarily attributable to a reduction in the infrastructure and initiatives previously required to implement and support the Company's Year 2000 sales and marketing strategies was substantially offset by an increase in infrastructure required to support the Company's e-commerce consulting services.

OTHER EXPENSES.

During the three months ended December 31, 1999, options to purchase 100,000 shares of common stock to a key executive office were canceled. The Company had charged $37,500 to unearned compensation and common stock upon the issuance of these options. Of the $37,500 initially charged to unearned compensation, $6,251 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999, including $938 during the three months ended December 31, 1998. The Company's condensed statement of operations for the three months ended December 31, 1999, includes a credit of $6,251 for the reversal of the accumulated amortization of the unearned compensation related to those shares through June 30, 1999. In addition, the Company incurred a loss of approximately $50,000 during the three months ended December 31, 1998, which was attributable to its Canadian operations which were discontinued during the year ended June 30, 1999.


NET INCOME (LOSS).

As a result of the above, the Company's net income for the three months ended December 31, 1999, decreased approximately 483%, from a net loss of approximately ($107,000) for the three-month period ending December 31, 1998 to a net loss of approximately ($624,000) for the comparable three-month period.

OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998 REVENUES:

The Company's revenues decreased approximately 26%, from approximately $4.4 million for the six months ended December 31, 1998 to approximately $3.25 million for the six months ended December 31, 1999. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, due to the winding down of the number of Year 2000 engagements.

DIRECT PROJECT COSTS.

Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs decreased approximately 31%, from approximately $3.2 million for the first six months of fiscal year 1999 to approximately $2.2 million for the first six months of fiscal year 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE.

Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 17%, from approximately $1,200,000 for the six month period ended December 31, 1998 to approximately $1,000,000 for the six month period ended December 31, 1999. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

SELLING, GENERAL AND ADMINISTRATIVE.

Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses remained approximately unchanged, from approximately $1,250,000 for the first six months of 1999 and approximately $1,220,000 for the first six months of 2000. The decrease in selling, general, and administrative expenses is primarily attributable to a reduction in the infrastructure and initiatives previously required to implement and support the Company's Year 2000 sales and marketing strategies was substantially offset by an increase in infrastructure required to support the Company's e-commerce consulting services.

OTHER EXPENSES.

During the six months ended December 31, 1999, options to purchase 2,500,000 shares of common stock to certain executive officers were canceled. The Company had charged $937,500 to unearned compensation and common stock upon the issuance of these options. Of the $937,500 initially charged to unearned compensation, $133,751 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999, including $66,406 during the six months ended December 31, 1998. The Company's condensed statement of operations for the six months ended December 31, 1999, includes a credit of $133,751 for the reversal of the accumulated amortization of the unearned compensation related to those shares through June 30, 1999. In addition, the Company incurred a loss of approximately $130,000 during the six months ended December 31, 1998, which was attributable to its Canadian operations which were discontinued during the year ended June 30, 1999.

NET INCOME (LOSS).

As a result of the above, the Company's net income for the six months ended December 31, 1999, decreased approximately 273%, from a net loss of approximately ($150,000) for the six month period ending December 31, 1998 to a net loss of approximately ($560,000) for the comparable three-month period.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, Jerry Rosemeyer, Benjamin Giacchino, and Jeffrey A. Rinde each executed a limited personal guaranty obligating each of them to pay the sum of $100,000 of the Company's outstanding borrowings when due; provided, however, that if an event of default and/or a default had not occurred as defined in the Loan Documents dated February 18, 1997, between the Company and Emergent Financial Group, the limited personal guaranty expire at the end of six months from its execution. Accordingly, these guarantees have expired. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of December 31, 1999, the Company had outstanding borrowings of approximately $315,000 and working capital of approximately $465,000.

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


                                                        DELSOFT CONSULTING, INC.


                                                        By: /s/ Brian Koch
                                                           ---------------------
                                                              Brian Koch
                                                              President

                                                        Date: February 22, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


    Signature               Position                      Date

By: /s/ Brian Koch        President and Director        Date: February 21, 2000
   ---------------------  (Principal Executive Officer)
    Brian Koch


By: /s/ Brian Koch        Acting Chief                  Date: February 21, 2000
   ---------------------  Financial Officer
    Brian Koch


By: /s/ Ben J. Giacchino  Director                      Date: February 21, 2000
   ---------------------
    Ben J. Giacchino