Form 10QSB/A
period 1999-12-31
DELSOFT CONSULTING INC
filed 2000-04-06
CIK 1029424

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB/A


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

Yes [X]      No [   ]


    At February 22, 2000, there were issued and outstanding 9,889,149 shares of Common Stock.


    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DELSOFT CONSULTING, INC.

                            CONDENSED BALANCE SHEETS
                     DECEMBER 31, 1999 AND JUNE 30, 1999



                                                                    December      June
                                      ASSETS                        31, 1999     30, 1999
                                                                    ----------  ----------
                                                                   (Unaudited)  (See Note 1)
Current assets:
  Cash and cash equivalents                                       $   49,682    $    11,139
   Accounts receivable, net of allowance for doubtful accounts
      of $20,000                                                     798,212      1,376,033
   Prepaid and refundable income taxes                               258,454        137,567
   Other current assets                                               95,667         50,702
                                                                  -----------   -----------
         Total current assets                                      1,202,015      1,575,441
Equipment and furnishings, net of accumulated depreciation
   of $137,513 and $102,555                                          172,813        205,845
Intangible assets, net of accumulated amortization of $171,458
   and $343,701                                                      307,460      1,107,023
Noncurrent deferred tax assets, net                                  377,000        157,200
Other assets                                                          14,215        119,021
                                                                 -----------    -----------

         Totals                                                  $ 2,073,503    $ 3,164,530
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable to bank                                          $   315,604    $   643,412
   Current portion of long-term debt                                  40,462         38,536
   Accounts payable                                                  118,759        145,692
   Accrued compensation and other liabilities                        262,580        284,595
                                                                 -----------    -----------
         Total current liabilities                                   737,405      1,112,235
Long-term debt, net of current portion                                44,466         64,588
                                                                 -----------    -----------
         Total liabilities                                           781,871      1,176,823
                                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value; 100,000,000 shares authorized;
      9,889,149 shares issued and outstanding (restated)           1,902,832      2,775,652
   Retained earnings (accumulated deficit)                          (547,598)        16,742
   Unearned compensation                                             (63,602)      (804,687)
                                                                 -----------    -----------
         Total stockholders' equity                                1,291,632      1,987,707
                                                                 -----------    -----------

         Totals                                                  $ 2,073,503    $ 3,164,530
                                                                 ===========    ===========


See Notes to Condensed Financial Statements.

                           DELSOFT CONSULTING, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
            SIX AND THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)




                                                     Six Months                        Three Months
                                                 Ended December 31,                 Ended December 31,
                                                1999              1998              1999              1998
                                             ------------    --------------    --------------    ------------

Gross revenue                             $  3,255,299    $  4,423,766               $  1,476,807    $  2,078,559
Direct project costs                         2,213,454       3,229,026                  1,005,262       1,525,467
                                          ------------    ------------               ------------    ------------

Net revenues                                 1,041,845       1,194,740                    471,545         553,092
                                          ------------    ------------               ------------    ------------

Other (income) expenses:
   Selling, general and administrative
     expenses                                1,225,924       1,249,217                    655,366         652,562
   Interest expense                             46,947          43,243                     25,199          22,879
   Reversal of amortization of unearned
     compensation                             (133,751)                                    (6,251)
   Loss from discontinued Canadian
     operations                                                130,558                                     50,712
   Write-off of intangible assets              703,598                                    703,598
   Costs of terminated acquisition             112,593                                    112,593
                                          ------------    ------------               ------------     -----------
        Totals                               1,955,311       1,423,018                  1,490,505         726,153
                                          ------------    ------------               ------------    ------------

Loss before credit for income taxes           (913,466)       (228,278)                 (1,018960)       (173,061)

Credit for income taxes                       (349,126)        (79,800)                  (394,410)        (65,600)
                                          ------------    ------------               ------------    ------------

Net loss                                  $   (564,340)  $    (148,478)              $   (624,550)   $   (107,461)
                                          ============    ============               ============    ============


Basic loss per share (restated)           $       (.06)  $        (.02)              $       (.06)   $       (.01)
                                          ============    ============               ============    ============


Basic weighted average common shares
   outstanding (restated)                    9,889,149       9,889,149                  9,889,149       9,889,149
                                          ============    ============               ============    ============




See Notes to Condensed Financial Statements.

                           DELSOFT CONSULTING, INC.

                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)



                                                  Common Stock           Retained
                                            ------------------------      Earnings                       Total
                                            Number of                   (Accumulated       Unearned   Stockholders'
                                            Shares             Amount      Deficit)     Compensation     Equity
                                           ------             ------      --------     ------------     ------
Balance, July 1, 1999                       11,159,149    $2,775,652     $   16,742       $(804,687)    $1,987,707

Cancellation of shares held
  by Founder                                (1,270,000)
                                           -----------  -------------  ------------     --------------   ----------
Balance, July 1, 1999, as adjusted           9,889,149     2,775,652         16,742        (804,687)     1,987,707

Issuance of compensatory stock options                        64,680                        (64,680)

Amortization of unearned compensation                                                         2,016          2,016

Effect of cancellation of stock options                     (937,500)                       803,749       (133,751)

Net loss                                                                   (564,340)                      (564,340)
                                           -----------  -------------  ------------     --------------   ----------

Balance, December 31, 1999                   9,889,149    $1,902,832      $(547,598)     $  (63,602)    $1,291,632
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


           The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying condensed financial statements as if the cancellation of 1,270,000 shares issued to a founder of the Company had occurred on the date of their original issuance instead of during the six months ended December 31, 1999 (see Note 9).


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


          The Company had also issued options that were not covered under the Plan during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that were exercisable at $.50 per share through February 2008. The options had a fair market value of $.875 per share on the date they were granted. Accordingly, the Company charged $937,500 to unearned compensation and common stock on June 30, 1998 based on the number of shares that were subject to the options and the excess of the fair market value over the exercise price for each share. The unearned compensation was being amortized from July 1, 1998 on a straight-line basis over the remaining term of each option. A total of $132,813 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999 (including $66,406, or $.01 per share, during the six months ended December 31, 1998). The unamortized balance of the unearned compensation of $804,687 has been shown separately as a reduction of stockholders' equity in the accompanying condensed balance sheet as of June 30, 1999.

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

           A summary of the status of the Company's shares subject to options as of December 31, 1999 and changes during the six months then ended is presented below:


                                                              Weighted
                                                Shares        Average
                                                or            Exercise
                                                Price         Price
                                             ---------     ------------
Outstanding, at July 1, 1999                 4,203,500        $1.08
Granted                                      5,500,000          .30
Canceled                                    (3,005,500)         .78
                                             ---------

Outstanding, at December 31, 1999            6,698,000        $ .58
                                            ===========    ============

Options exercisable, at December 31, 1999    4,262,667
                                            ===========

Weighted average fair value of options
   granted during the six months
   ended December 31, 1999                        $.29
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

Note 9 - Employment agreements:

          As explained in Note 12 of the notes to the Audited Financial Statements, the Company had entered into employment agreements with three of its key executives as of June 30, 1999. During the six months ended December 31, 1999, two of those agreements were amended and one was cancelled. In addition, the Company entered into an employment agreement with another key executive. As a result, the Company was obligated as of December 31, 1999 to make aggregate payments to the three key executives under the remaining employment agreements of approximately $215,000 during the remainder of the year ending June 30, 2000, $430,000 during each of the years ending June 30, 2001 and 2002 and $155,000 during the year ending June 30, 2003.



          In connection with the employment agreement that was cancelled during the six months ended December 31, 1999, the former executive officer, who was also one of the founders of the Company, agreed to allow the Company to cancel 1,270,000 shares of common stock that it had issued to him in exchange for nominal consideration at the time the Company was founded. The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying condensed financial statements as if the cancellation had occurred on the date of their original issuance.



          This retroactive change reduced the weighted average number of shares outstanding for both the six and three months ended December 31, 1999 and 1998 from 11,159,149 shares to 9,889,149 shares, but it did not affect the loss of $.06 per share and $.01 per share for the respective periods. This retoractive change also reduced the weighted average number of shares outstanding from 11,159,149 shares to 9,889,149 shares and increased the loss per share from $(.03) to $(.04) for the year ended June 30, 1999 and reduced the weighted average number of shares outstanding from 10,146,767 shares to 8,876,767 shares but did not affect the income per share of $.03 for the year ended June 30, 1998.



Note 10- Nonrecurring losses:

          As further explained in Note 7 of the notes to the Audited Financial Statements, the Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The losses from the Canadian operations of $130,558 and $50,712 (or $.01 per share) for the six and three months ended December 31, 1998, respectively, have been included in the Company's continuing operations in the accompanying unaudited condensed statements of operations.

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


          In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying unaudited condensed statements of operations for the six and three months ended December 31, 1999 include a charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000.


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


         (b) PROFESSIONAL SERVICES STAFFING: Providing highly-skilled software professionals to augment the internal information management staffs of major corporations currently represents the majority of the Company's business. The Company supplies clients' staffing needs from among its diverse supply of software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business. DelSoft expects that future revenues will be dependent on the number and scope of client engagements. Currently, the Company's IT professionals have significant experience in mainframe, client/server, ERP, and CRM applications development and systems integration.


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

SELLING, GENERAL AND ADMINISTRATIVE.


Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses remained approximately unchanged, from approximately $650,000 in the second quarter of 1999 to approximately $650,000 in the second quarter of 2000. Decreases in certain selling, general, and administrative expenses which were primarily attributable to the reduction in the infrastructure and initiatives previously required to implement and support the Company's Year 2000 sales and marketing strategies were substantially offset by increases in the infrastructure required to support the Company's e-commerce consulting services.

OTHER (INCOME) EXPENSES.





The Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The nonrecurring loss from the Canadian operations of $50,712 ($.01 per share) for the three months ended December 31, 1998 has been included in other expenses.



In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to Internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. The results of operations for the three months ended December 31, 1999 include a nonrecurring charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000.


During December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, other expenses for the three months ended December 31, 1999 include a nonrecurring charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.




NET INCOME (LOSS).


As a result of the above, the Company's net loss for the three months ended December 31, 1999, increased approximately 483%, from a net loss of approximately ($107,000) for the three-month period ending December 31, 1998 to a net loss of approximately ($624,000) for the comparable three-month period.


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

SELLING, GENERAL AND ADMINISTRATIVE.

Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses remained approximately unchanged, from approximately $1,250,000 for the first six months of 1999 and approximately $1,226,000 for the first six months of 2000. Decreases in certain selling, general, and administrative expenses which were primarily attributable to the reduction in the infrastructure and initiatives previously required to implement and support the Company's Year 2000 sales and marketing strategies were substantially offset by increases in the infrastructure required to support the Company's e-commerce consulting services.



OTHER (INCOME) EXPENSES.



During the six months ended December 31, 1999, options to purchase 2,500,000 shares of common stock granted to certain executive officers during the year ended June 30, 1998 were canceled. The Company had charged $937,500 to unearned compensation and common stock upon the issuance of these options. Of the $937,500 initially charged to unearned compensation, $133,751 had been amortized and charged to selling, general and administrative expenses during the six months ended December 31, 1999 and during the year ended June 30, 1999, including $938 and $66,406 during the six months ended December 31, 1999 and 1998, respectively. The Company's condensed statement of operations for the six months ended December 31, 1999, includes a credit of $133,751 for the reversal of the accumulated amortization of the unearned compensation related to those shares through December 31, 1999.



Other (income) expense also includes nonrecurring charges of $130,558 for the six months ended December 31, 1998 related to the Company's discontinued Canadian operations and $703,598 and $112,593 for the six months ended December 31, 1999 related to the write-off of the intangible assets arising from the acquisition of NYE 2000 and the termination further described above.



In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to Internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying unaudited condensed statement of operations for the six months ended December 31, 1999 includes a charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000. In addition, during December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, the accompanying unaudited condensed statement of operations for the six months ended December 31, 1999 includes a charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.


NET INCOME (LOSS).


As a result of the above, the Company's net loss for the six months ended December 31, 1999, increased approximately 273%, from a net loss of approximately ($150,000) for the six month period ending December 31, 1998 to a net loss of approximately ($560,000) for the comparable three-month period.


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

YEAR 2000


The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that the principal staffing and financial systems it is using, which are licensed from and maintained by third-party software development companies, are Year 2000 compliant. In addition, the Company has requested assurances from major third party vendors and licensors regarding the year 2000 readiness of their material hardware, software and services. To date, such third parties have informed us that their products used are compliant. Based on our assessment, we have determined that a contingency plan in the event that we are unable to achieve Year 2000 compliance is unnecessary. Management does not believe that the Year 2000 issue will have a material adverse impact on the Company's financial condition or results of operation. In addition, as of the date of this filing, the Company has not encountered any year 2000 issues either externally or internally.


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