Form 10-Q
period 2000-03-31
DELSOFT CONSULTING INC
filed 2000-05-15
CIK 1029424

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 2000

                 Transition Report under Section 13 or 15(d) of
                 The Exchange Act For the Transition Period from

   ____________________________________to ___________________________________
                             Commission File Number


                            DelSoft Consulting, Inc.

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

Yes [X]      No [   ]


    At May 11, 2000, there were issued and outstanding 11,855,816 shares of Common Stock.


    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                            DELSOFT CONSULTING, INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                         F-2

         CONDENSED BALANCE SHEETS
           MARCH 31, 2000 AND JUNE 30, 1999                               F-3

         CONDENSED STATEMENTS OF OPERATIONS
           NINE AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999            F-4

         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
           NINE MONTHS ENDED MARCH 31, 2000                               F-5

         CONDENSED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED MARCH 31, 2000 AND 1999                      F-6

         NOTES TO CONDENSED FINANCIAL STATEMENTS                          F-7/14



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors and
  Stockholders
Delsoft Consulting, Inc.


We have reviewed the accompanying condensed balance sheet of DELSOFT CONSULTING, INC. as of March 31, 2000, and the related condensed statements of operations for the nine and three months ended March 31, 2000, statements of stockholders' equity and cash flows for the nine months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Company as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended which are not presented herein, and in our report dated July 23, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying condensed statements of operations for the nine and three months ended March 31, 1999 and cash flows for the nine months ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.



                                                           J.H. Cohn LLP



Roseland, New Jersey
May 9, 2000

                            DELSOFT CONSULTING, INC.

                            CONDENSED BALANCE SHEETS
                       MARCH 31, 2000 AND JUNE 30, 1999


                                                                                   March             June
                                 ASSETS                                          31, 2000          30, 1999
                                 ------                                          --------          --------
                                                                                (Unaudited)      (See Note 1)
Current assets:
     Cash and cash equivalents                                                 $   150,046        $    11,139
     Accounts receivable, net of allowance for doubtful accounts
         of $20,000                                                                664,767          1,376,033
     Prepaid and refundable income taxes                                           191,441            137,567
     Other current assets                                                          175,565             50,702
                                                                               -----------        -----------
              Total current assets                                               1,181,819          1,575,441
Equipment and furnishings, net of accumulated depreciation
     of $119,665 and $102,555                                                      154,241            205,845
Intangible assets, net of accumulated amortization of $194,888
     and $343,701                                                                  284,030          1,107,023
Noncurrent deferred tax assets, net                                                580,000            157,200
Other assets                                                                        18,409            119,021
                                                                               -----------        -----------

              Totals                                                           $ 2,218,499        $ 3,164,530
                                                                               ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
     Note payable to bank                                                      $   291,847        $   643,412
     Current portion of long-term debt                                              30,647             38,536
     Accounts payable                                                              113,207            145,692
     Accrued compensation and other liabilities                                    118,523            284,595
                                                                               -----------        -----------
              Total current liabilities                                            554,224          1,112,235
Long-term debt, net of current portion                                              72,028             64,588
                                                                               -----------        -----------
              Total liabilities                                                    626,252          1,176,823
                                                                               -----------        -----------
Commitments and contingencies

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         11,855,816 and 9,889,149 shares (1999 restated)
         issued and outstanding                                                  2,495,832          2,775,652
     Retained earnings (accumulated deficit)                                      (843,217)            16,742
     Unearned compensation                                                         (60,368)          (804,687)
                                                                               -----------        -----------
              Total stockholders' equity                                         1,592,247          1,987,707
                                                                               -----------        -----------

              Totals                                                           $ 2,218,499        $ 3,164,530
                                                                               ===========        ===========


See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               NINE AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                    Nine Months                       Three Months
                                                                  Ended March 31,                    Ended March 31,
                                                            ----------------------------       ----------------------------
                                                                2000             1999            2000               1999
                                                            -----------       ----------       -----------       ----------
Gross revenue                                               $ 4,331,995       $6,075,930       $ 1,076,695       $1,779,043
Direct project costs                                          3,040,805        4,297,093           827,351        1,297,134
                                                            -----------       ----------       -----------       ----------
Net revenues                                                  1,291,190        1,778,837           249,344          481,909
                                                            -----------       ----------       -----------       ----------

Other (income) expenses:
    Selling, general and administrative
        expenses                                              1,957,592        2,021,377           731,668          669,972
    Interest expense                                             63,243           68,968            16,296           25,725
    Reversal of amortization of unearned
        compensation                                           (133,751)
    Loss from discontinued Canadian
        operations                                                               196,085                             65,527
    Write-off of intangible assets                              703,598
    Costs of terminated acquisition                             112,593
                                                            -----------       ----------       -----------       ----------
           Totals                                             2,703,275        2,286,430           747,964          761,224
                                                            -----------       ----------       -----------       ----------

Loss before credit for income taxes                          (1,412,085)        (507,593)         (498,620)        (279,315)

Credit for income taxes                                        (552,126)        (190,800)         (203,000)        (111,000)
                                                            -----------       ----------       -----------       ----------

Net loss                                                    $  (859,959)      $ (316,793)      $  (295,620)      $ (168,315)
                                                            ===========       ==========       ===========       ==========


Basic loss per share (1999 restated)                        $      (.08)      $     (.03)      $      (.03)      $     (.02)
                                                            ===========       ==========       ===========       ==========


Basic weighted average common shares
    outstanding (1999 restated)                              10,223,937        9,889,149        10,900,871        9,889,149
                                                            ===========       ==========       ===========       ==========



See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                            Common Stock                 Retained
                                                     ----------------------------        Earnings                         Total
                                                      Number of                        (Accumulated     Unearned       Stockholders'
                                                       Shares            Amount          Deficit)     Compensation        Equity
                                                     ----------        ----------      ------------    ------------    -------------
Balance, July 1, 1999                                11,159,149        $2,775,652       $  16,742      $ (804,687)      $1,987,707

Cancellation of shares held by founder               (1,270,000)
                                                     ----------        ----------       ---------      ----------       ----------
Balance, July 1, 1999, as restated                    9,889,149         2,775,652          16,742        (804,687)       1,987,707

Issuance of compensatory stock options                                     64,680                         (64,680)

Amortization of unearned compensation                                                                       5,250            5,250

Effect of cancellation of stock options                                  (937,500)                        803,749         (133,751)

Proceeds from issuance of common stock,
    net of expenses of $31,000                          666,667           369,000                                          369,000

Proceeds from exercise of stock options               1,300,000           224,000                                          224,000

Net loss                                                                                 (859,959)                        (859,959)
                                                     ----------        ----------       ---------      ----------       ----------
Balance, March 31, 2000                              11,855,816        $2,495,832       $(843,217)     $  (60,368)      $1,592,247
                                                     ==========        ==========       =========      ==========       ==========





See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                     2000             1999
                                                                                  ----------       ----------
Operating activities:
     Net loss                                                                     $(859,959)       $(316,793)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation of equipment and furnishings                                   49,421           49,885
         Amortization of intangible assets                                          119,395          217,609
         Amortization of unearned compensation                                        5,250           99,609
         Reversal of amortization of unearned compensation                         (133,751)
         Noncash compensation                                                        56,964
         Write-off of intangible assets                                             703,598
         Write-off of costs of terminated acquisition                               112,593
         Deferred income taxes                                                     (414,000)        (106,800)
         Changes in operating assets and liabilities:
              Accounts receivable                                                   711,266          248,050
              Prepaid and refundable income taxes                                   (53,874)        (239,720)
              Other current assets                                                 (133,663)         (24,147)
              Other assets                                                          (11,981)        (101,328)
              Accounts payable                                                      (32,485)          11,174
              Accrued compensation and other liabilities                           (166,072)        (133,409)
              Income taxes payable                                                                  (180,346)
                                                                                  ----------       ----------
                  Net cash used in operating activities                             (47,298)        (476,216)
                                                                                  ----------       ----------

Investing activities - capital expenditures                                          (2,908)         (23,071)
                                                                                  ----------       ----------
Financing activities:
     Net proceeds from (repayments of) line of credit borrowings                   (351,565)         245,029
     Repayments of long-term borrowings                                             (52,322)         (25,358)
     Net proceeds from issuances of common stock                                    369,000
     Proceeds from exercise of stock options                                        224,000
                                                                                  ----------       ----------
                  Net cash provided by financing activities                         189,113          219,671
                                                                                  ----------       ----------

Net increase (decrease) in cash and cash equivalents                                138,907         (279,616)
Cash and cash equivalents, beginning of period                                       11,139          313,451
                                                                                  ----------       ----------

Cash and cash equivalents, end of period                                          $ 150,046        $  33,835
                                                                                  ==========       ==========
Supplemental disclosure of cash flow data:
     Interest paid                                                                $  68,597        $  64,583
                                                                                  ==========       ==========

     Income taxes paid (refunded)                                                 $  (4,554)       $ 167,254
                                                                                  ==========       ==========

Supplemental schedule of noncash investing and financing activities:

     The Company purchased equipment at a cost of, and issued long-term obligations in the principal amount of, $51,873 during the nine months ended March 31, 2000 and $16,069 during the nine months ended March 31, 1999.


See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of March 31, 2000 and its results of operations for the nine and three months ended March 31, 2000 and 1999, changes in stockholders' equity for the nine months ended March 31, 2000 and cash flows for the nine months ended March 31, 2000 and 1999. Information included in the condensed balance sheet as of June 30, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

                The results of the Company's operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending June 30, 2000.


Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company had a net loss for the nine and three months ended March 31, 2000 and 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

                The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying condensed financial statements as if the cancellation of 1,270,000 shares issued to a founder of the Company had occurred on the date of their original issuance instead of on November 16, 1999 (see Note 9 herein).

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Note payable to bank:
               At March 31, 2000, the Company had borrowed $291,847 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 4 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate (an effective rate of 10.5% at March 31, 2000) or 7%.


Note 4 - Long-term debt:
               At March 31, 2000, long-term debt consisted of equipment loans totaling $102,676 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 13.75%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

               Principal payment requirements for long-term obligations in each of the years subsequent to March 31, 2000 total $30,647 in 2001; $34,065 in 2002; $32,835 in 2003; and $5,128 in 2004.

               See Note 5 of the notes to the Audited Financial Statements for additional information regarding long-term debt.


Note 5 - Credit for income taxes:
                The net credit for income taxes for the nine and three months ended March 31, 2000 and 1999 consisted of the following provisions (credits):

                                                          Nine Months                 Three Months
                                                        Ended March 31,              Ended March 31,
                                                 -------------------------      -------------------------
                                                    2000            1999           2000            1999
                                                 ----------    -----------      ---------     -----------
                    Federal:
                       Current                   $(142,000)    $  (84,000)                    $  (84,000)
                       Deferred                   (320,000)       (79,900)      $(168,000)       (12,100)
                                                 ----------    -----------      ---------     -----------
                           Totals                 (462,000)      (163,900)       (168,000)       (96,100)
                                                 ----------    -----------      ---------     -----------
                    State:
                       Current                       3,874
                       Deferred                    (94,000)       (26,900)        (35,000)       (14,900)
                                                 ----------    -----------      ---------     -----------
                           Totals                  (90,126)       (26,900)        (35,000)       (14,900)
                                                 ----------    -----------      ---------     -----------

                           Totals                $(552,126)     $(190,800)      $(203,000)    $ (111,000)
                                                 ==========    ===========      =========     ===========

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Credit for income taxes (concluded):
                The net credit for income taxes for the nine and three months ended March 31, 2000 and 1999 differs from the amount computed using the Federal statutory rate of 34% as a result of the following:

                                                                                     Nine Months            Three Months
                                                                                        Ended                   Ended
                                                                                       March 31,             March 31,
                                                                                   ----------------       ---------------
                                                                                   2000        1999       2000       1999
                                                                                   ----        ----       ----       ----
                    Tax at Federal statutory rate                                  (34)%       (34)%      (34)%      (34)%
                    State income taxes, net of Federal income
                       tax effect                                                   (4)         (4)        (5)        (4)
                    Effect of nondeductible expenses                                             2                     1
                    Other items, primarily surtax exemptions                        (1)         (2)        (2)        (3)
                                                                                   ----        ----       ----       ----
                    Effective tax rate                                             (39)%       (38)%      (41)%      (40)%
                                                                                   ====        ====       ====       ====

                As of March 31, 2000, deferred tax assets and liabilities were attributable to temporary differences related to the following:
                    Deferred tax assets:
                       Net operating losses carryforwards                                                      $521,000
                       Amortization of intangible assets                                                         50,500
                       Other                                                                                      9,900
                                                                                                               --------
                           Total                                                                                581,400
                    Deferred tax liabilities - depreciation                                                      (1,400)
                                                                                                               --------
                       Net deferred tax assets                                                                 $580,000
                                                                                                               ========

               The deferred tax assets listed above include the potential benefits of $521,000 attributable to net operating loss carryforwards of approximately $1,158,000 and $1,814,000 available as of March 31, 2000 to reduce the Company's future Federal and state taxable income, respectively, which will expire at various dates through 2019.

               Future realization of the net deferred tax assets of $580,000 as of March 31, 2000 is dependent on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards or reversal of the other temporary differences from which the net deferred tax assets arose. Management believes, but cannot assure, that it is more likely than not that the Company will realize its net deferred assets prior to their expiration in 2019 since the net operating loss carryforwards arose primarily from nonrecurring losses (see
               Note 10 herein). However, such estimates are subject to change and management cannot assure that the net deferred tax assets will be realized.

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

                The Board of Directors may also grant options for the purchase of shares of common stock to the Company's directors, officers, consultants and other advisors that are not covered under the Plan. During the nine months ended March 31, 2000, options were granted to directors and officers for the purchase of 4,400,000 shares and to a consultant for the purchase of 1,100,000 shares.

                The options for the 4,400,000 shares issued to the directors and officers have an exercise price of $.24 per share (which represented the fair market value on the date of grant) and will expire in September and November 2009. Options for the purchase of 2,600,000 shares vested as of the date of issuance and options for the purchase of 600,000 shares will vest in September 2000, 2001 and 2002, respectively. No compensation was charged in connection with the issuance of the options to the directors and officers. During the three months ended March 31, 2000, the Company received $48,000 upon the exercise of options issued to directors and officers for the purchase of 200,000 shares.

                The options for the 1,100,000 shares issued to the consultant have an exercise price of $.16 per share (which was less than the fair market value of $.21875 per share on the date of grant) and were initially scheduled to expire in December 2004. All of the options became vested as of the date of issuance. The fair value of the options was estimated at $64,680 as of the date of grant using the Black-Scholes option-pricing model (see Note 10 of the notes to the Audited Financial Statements). Accordingly, the Company charged $64,680 to unearned compensation and common stock as of the date of grant. The unearned compensation is being amortized over the effective period of the options. A total of $4,312 was amortized during the nine months ended March 31, 2000, and the unamortized balance of the unearned compensation of $60,368 has been shown separately as a reduction of stockholders' equity in the accompanying condensed balance sheet as of March 31, 2000. During the three months ended March 31, 2000, the Company received $176,000 upon the exercise of options issued to the consultant for the purchase of 1,100,000 shares.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Stock options (continued):
               The Company had also issued options that were not covered under the Plan during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that were exercisable at $.50 per share through February 2008. The options had a fair market value of $.875 per share on the date they were granted. Accordingly, the Company charged $937,500 to unearned compensation and common stock on June 30, 1998 based on the number of shares that were subject to the options and the excess of the fair market value over the exercise price for each share. The unearned compensation was being amortized from July 1, 1998 on a straight-line basis over the remaining term of each option. A total of $132,813 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999 (including $99,609, or $.01 per share, during the nine months ended March 31, 1999). The unamortized balance of the unearned compensation of $804,687 has been shown separately as a reduction of stockholders' equity in the accompanying condensed balance sheet as of June 30, 1999.

               At various dates during the nine months ended March 31, 2000, the options for the purchase of the 2,500,000 shares granted in 1998 were canceled. A total of $938 of unearned compensation related to these options had been amortized during the nine months ended March 31, 2000. The cancellation of the options has been accounted for as a change in accounting estimate and, accordingly, the Company wrote off related balances of the unearned compensation as of the respective dates of cancellation which totaled $803,749 and reduced common stock by an equivalent amount during the nine months ended March 31, 2000. In addition, the accompanying condensed statements of operations include a credit of $133,751 (or $.01 per share) for the nine months ended March 31, 2000 and a credit of $6,251 (or less than $.01 per share) for the nine months ended March 31, 2000 for the reversal of the accumulated amortization of the unearned compensation related to those shares through the respective dates of cancellation.

               As of March 31, 2000, the Company had stock options that remained outstanding for the purchase of 5,398,000 shares of common stock that expire at various dates through November 2009 with exercise prices ranging from $.24 to $2.50 per share, of which options to purchase 2,962,667 shares were exercisable.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Stock options (concluded):
               A summary of the status of the Company's shares subject to options as of March 31, 2000 and changes during the nine months then ended is presented below:

                                                                                           Weighted
                                                                           Shares          Average
                                                                             or            Exercise
                                                                           Price            Price
                                                                        ----------         --------
                    Outstanding, at July 1, 1999                         4,203,500          $1.08
                    Granted                                              5,500,000            .30
                    Canceled                                            (3,005,500)           .78
                    Exercised                                           (1,300,000)           .24
                                                                        ----------

                    Outstanding, at March 31, 2000                       5,398,000         $  .60
                                                                        ==========         ======

                    Options exercisable, at March 31, 2000               2,962,667

                    Weighted average fair value of options
                         granted during the nine months
                         ended March 31, 2000                                 $.22
                                                                              ====


Note 7 - Major customers and concentration of credit risk:
               Approximately 53% and 62% of the Company's net revenues were derived from two customers during the nine and three months ended March 31, 2000, respectively, and approximately 76% and 75% of the Company's net revenues were derived from these customers during the nine and three months ended March 31, 1999, respectively. These customers also accounted for approximately 46% of the Company's accounts receivable balance at March 31, 2000. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at March 31, 2000.


Note 8 - Venture capital agreement:
               As of March 31, 2000, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see Note 12 of the notes to the Audited Financial Statements).

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - Employment agreements:
               As explained in Note 12 of the notes to the Audited Financial Statements, the Company had entered into employment agreements with three of its key executives as of June 30, 1999. During the nine months ended March 31, 2000, two of those agreements were amended and one was cancelled. In addition, the Company entered into an employment agreement with another key executive. As a result, the Company was obligated as of March 31, 2000 to make aggregate payments to the three key executives under the remaining employment agreements of approximately $107,500 during the remainder of the year ending June 30, 2000, $430,000 during each of the years ending June 30, 2001 and 2002 and $47,500 during the year ending June 30, 2003.

               In connection with the employment agreement that was effectively cancelled on November 16, 1999, the former executive officer, who was also one of the founders of the Company, agreed to allow the Company to cancel 1,270,000 shares of common stock that it had issued to him in exchange for nominal consideration at the time the Company was founded. The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying condensed financial statements as if the cancellation had occurred on the date of their original issuance. The retroactive change reduced the weighted average number of shares outstanding for the nine months ended March 31, 2000 from 11,493,937 shares to 10,223,937 shares, for the three months ended March 31, 2000 from 12,170,871 shares to 10,900,871 shares and for both the nine and three months ended March 31, 1999 from 11,159,149 shares to 9,889,149 shares. It increased the loss per share from ($.07) to ($.08) for the nine months ended March 31, 2000 and from ($.02) to ($.03) for both the nine months ended March 31, 1999 and the three months ended March 31, 2000; it did not affect the loss of ($.02) per share for the three months ended March 31, 1999. The retroactive change also reduced the weighted average number of shares outstanding from 11,159,149 shares to 9,889,149 shares and increased the loss per share from $(.03) to $(.04) for the year ended June 30, 1999 and reduced the weighted average number of shares outstanding from 10,146,767 shares to 8,876,767 shares but did not affect the income per share of $.03 for the year ended June 30, 1998.


Note 10- Nonrecurring losses:
               As further explained in Note 7 of the notes to the Audited Financial Statements, the Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The losses from the Canadian operations of $196,085 (or $.02 per share) and $65,527 (or $.01 per share) for the nine and three months ended March 31, 2000, respectively, have been included in the Company's continuing operations in the accompanying unaudited condensed statements of operations.

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

               In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying unaudited condensed statements of operations for the nine and three months ended March 31, 2000 include a charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000.

               During December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, the accompanying unaudited condensed statements of operations for the nine months ended March 31, 2000 include a charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.


                                      * * *

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         DelSoft Consulting, Inc. ("DelSoft" or the "Company") is a rapidly growing professional services firm that was incorporated in Georgia on July 1, 1996. The Company offers its clients value added services, including intranet, extranet, and Web site solutions (which collectively commenced in the second quarter of fiscal 2000), professional services staffing, strategy consulting, and related services. DelSoft delivers internet solutions designed to improve clients' business processes including, strategy consulting, analysis and design, technology development, systems implementation, and systems integration. The Company also provides consulting services in the areas of ERP/CRM application development and integration, and large scale application development. The Company's solutions target a client's specific business functions enabling the linkage of people, processes, and technologies in the new digital economy.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES:

The Company's revenues decreased approximately 39%, from $1,779,043 for the three months ended March 31, 1999 to $1,076,695 for the three months ended March 31, 2000. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, as the Company transitioned from Year 2000 engagements to e-commerce consulting services.

DIRECT PROJECT COSTS.

Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 36%, from $1,297,134 for the three months ended March 31, 1999 to $827,351 for the three months ended March 31, 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE.

Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 48%, from $481,909 for the three months ended March 31, 1999 to approximately $249,344 for the three month period ended March 31, 2000. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors) and a decrease in the overall margins on e-commerce engagements as compared to Year 2000 engagements.


SELLING, GENERAL AND ADMINISTRATIVE.


Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased 9% from $669,972 for the three months ended March 31, 1999 to $731,668 for the three months ended March 31, 2000. This increase, while partially offset by decreases in certain selling, general, and administrative expenses required to implement and support the Company's Year 2000 sales and marketing strategies, was primarily attributable to substantial increases in the infrastructure required to support the Company's e-commerce consulting and project implementation services.

OTHER (INCOME) EXPENSES.

The Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The nonrecurring loss from the Canadian operations of $65,527 (or $.01 per share) for the three months ended March 31, 1999 has been included in other expenses.

NET INCOME (LOSS).


As a result of the above, the Company's net loss after taxes for the three months ended March 31, 2000, increased approximately 76%, from a net loss of ($168,315) for the three months ended March 31, 1999 to a net loss of ($295,620) for the comparable three-month period.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2000
COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

REVENUES:

The Company's revenues decreased approximately 29%, from $6,075,930 for the nine months ended March 31, 1999 to $4,331,995 for the nine months ended March 31, 2000. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, as the Company transitioned from Year 2000 engagements to e-commerce consulting services.

DIRECT PROJECT COSTS.

Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company.

Direct project costs decreased approximately 29%, from $4,297,093 for the nine months ended March 31, 1999 to $3,040,805 for the nine months ended March 31, 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE

Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 27%, from $1,778,837 for the nine months ended March 31, 1999 to $1,291,190 for the nine months ended March 31, 2000. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors) and a decrease in the overall margins on e-commerce engagements as compared to Year 2000 engagements.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses decreased 3% from $2,021,377 for the nine months ended March 31, 1999 to $1,957,592 for the nine months ended March 31, 2000. This decrease, while partially offset by increases in the infrastructure required to support the Company's e-commerce consulting and project implementation services and was primarily attributable to decreases in certain selling, general, and administrative expenses required to implement and support the Company's Year 2000 sales and marketing strategies.

OTHER (INCOME) EXPENSES

The Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The nonrecurring loss from the Canadian operations of $196,085 (or $.02 per share) for the nine months ended March 31, 1999 has been included in other expenses.

At various dates during the nine months ended March 31, 2000, options to purchase 2,500,000 shares of common stock granted to certain executive officers during the year ended June 30, 1998 were canceled. The Company had charged $937,500 to unearned compensation and common stock upon the issuance of these options. Of the $937,500 initially charged to unearned compensation, $133,751 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999, including $938 during the nine months ended March 31, 2000. The Company's condensed statement of operations for the nine months ended March 31, 2000, includes a credit of $133,751 for the reversal of the accumulated amortization of the unearned compensation related to those shares through March 31, 2000.

Other (income) expense also includes nonrecurring charges of $703,598 and $112,593 for the nine months ended March 31, 2000 related to the write-off of the intangible assets arising from the acquisition of NYE 2000 and the costs related to the termination of the proposed acquisition of a computer consulting company.

In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to Internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying unaudited condensed statement of operations for the nine months ended March 31, 2000 includes a charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000. In addition, during December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, the accompanying unaudited condensed statement of operations for the nine months ended March 31, 2000 includes a charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.


NET INCOME (LOSS)


As a result of the above, the Company's net loss after taxes for the nine months ended March 31, 2000, increased approximately 171%, from a net loss of ($316,793) for the nine months ended March 31, 1999 to a net loss of ($859,959) for the comparable nine month period.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. Borrowings under the revolving credit facility are secured by substantially all of the Company's assets. In addition, Jerry Rosemeyer, Benjamin Giacchino, and Jeffrey A. Rinde each executed a limited personal guaranty obligating each of them to pay the sum of $100,000 of the Company's outstanding borrowings when due; provided, however, that if an event of default and/or a default had not occurred as defined in the Loan Documents dated February 18, 1997, between the Company and Emergent Financial Group, the limited personal guaranty expire at the end of six months from its execution. Accordingly, these guarantees have expired. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of March 31, 2000, the

Company had outstanding borrowings under the aforementioned facility of approximately $292,000 and working capital of approximately $628,000.

         In addition, during the nine months ended March 31, 2000, the Company received net proceeds from the issuance of Common Stock and the exercise of stock options of $369,000 and $224,000, respectively.

       The Company currently anticipates existing sources of liquidity and cash generated from operations are sufficient to satisfy its cash needs through the next twelve months. In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deem prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the hiring of additional IT professionals and/or the acquisition of other consulting companies.

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


                                            DELSOFT CONSULTING, INC.


                                            By: /s/ Brian Koch

                                                Brian Koch
                                                President

                                            Date: May 15, 2000


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


      Signature                        Position                     Date

By: /s/Brian Koch              President and Director         Date: May 15, 2000
   ---------------------       (Principal Executive Officer)
    Brian Koch


By: /s/ Brian Koch             Acting Chief                   Date: May 15, 2000
   ---------------------       Financial Officer
    Brian Koch


By: /s/ Ben J. Giacchino        Director                      Date: May 15, 2000

    Ben J. Giacchino

By:/s/Adil Choksey              Secretary                     Date: May 15, 2000

        Adil Choksey