Form 10KSB40
period 2000-06-30
DELSOFT CONSULTING INC
filed 2000-10-13
CIK 1029424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


           /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

         / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 000-24197

                            DELSOFT CONSULTING, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   GEORGIA                            75-2719614
            ----------------------------         --------------------
            (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)
             106 BOMBAY LANE, ROSWELL, GEORGIA          30076

           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 518-4289

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

       State issuer's revenues for its most recent fiscal year. $5,667,990.

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of October 11, 2000 there were 7,684,516 shares of Common Stock outstanding held by non- affiliates of the issuer, with an aggregate value of $1,075,832.24 (based upon a value of $0.14 per share, the closing price of the Common Stock on October 11, 2000).

       At October 11, 2000, there were issued and outstanding 12,109,983 shares of Common Stock.

       Transitional Small Business Disclosure Format (check one): Yes / / No /x/

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

       In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in the "Competition" section below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW

       DelSoft Consulting, Inc. ("DelSoft" or the "Company") was founded in July 1996 as a professional services staffing firm, and has developed its technological and managerial capabilities as well as its infrastructure to the point that the Company is able to offer its clients value added services, including professional services staffing and solutions and application maintenance outsourcing (collectively referred to as "solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming one of such client's preferred providers of comprehensive information technology ("IT") services and solutions. With the trend in the commercial market moving toward fully integrated information systems solutions, the Company offers its clients a broad range of business and technical services as a service outsourcer and systems integrator capable of providing complex tool solutions. This total solutions approach includes proprietary software and tools, proven processes and methodologies, tested project management practices and resources management and procurement programs.

              We market our services and solutions to senior executives in organizations of both existing and potential clients where technology-enabled change (primarily Internet centric) can have a significant competitive impact. We continue to identify opportunities to become a client's preferred provider of comprehensive information technology ("IT") services and solutions.

              Our revenues primarily consist of fees from consulting services engagements, including both time-and-materials and fixed-price engagements. Revenues from time-and-materials engagements are recognized as services are provided. Billable rates vary by the service provided and the geographical region. Historically, a substantial portion of our projects have been client-managed applications development and Year 2000 remediation related work performed on a time-and-materials basis. Now that our Year 2000 solutions have been fully implemented, our goal is to greatly increase the number of projects we do that are based on Internet applications development and to execute them on a fixed-price basis. The pricing, management, and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

              Our cost of revenues includes direct costs, such as personnel salaries and benefits and the cost of any third-party hardware or software included in an Internet solution, and overhead expenses directly related to the engagement. Our most significant cost item is our personnel expense, which consists primarily of the salaries and benefits of our billable personnel. The number of IT professionals assigned to projects varies depending on the size and duration of each engagement. In addition, project terminations and completion and scheduling delays may result in short periods when personnel are not assigned to active projects. We manage our personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, we continue to process H1-B visas and to maintain a database of available professionals to respond to increased demand for our services on both existing projects and new engagements.

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

              The solutions we offer include the following:

              (a) INTERNET CENTRIC SERVICES AND SOLUTIONS: We provide professional services to clients who are creating or weaving the Internet into their existing businesses to achieve e-commerce capabilities. We expect a significant portion of our future revenues to be derived from professional services related to Internet consulting, including intranet, extranet, and website solutions.

              (b) PROFESSIONAL SERVICES STAFFING: Providing highly-skilled software professionals to augment the internal information management staffs of major corporations currently represents the majority of our business. We supply clients' staffing needs from among our diverse supply of software professionals. We are committed to expanding our professional services staffing operations in conjunction with our solutions business. We expect that future revenues will be dependent on the number and scope of client engagements. Currently, our IT professionals have significant experience in mainframe, client/server, ERP, and CRM applications development and systems integration.

              We are headquartered in the metropolitan Atlanta area and have satellite offices in Indianapolis, Indiana and Ann Arbor, Michigan.

              Our Web site address is http://www.delsoft-consulting.com.

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

       Two-thirds of the Company's net revenues for fiscal year 2000 were derived from only three clients: USA Group, Ernst & Young LLP and DRT. The Company's relationship with USA Group is long-standing. Although the parties could terminate the arrangement at any time, the current project has been renewed through March 31, 2001. Significant effort has already been invested in this project and the Company believes it unlikely that its current project with USA Group would be abruptly terminated. Although Ernst & Young is a major client, the nature of the relationship is that the Company works with Ernst & Young on projects for their clients.

       Most of the Company's projects, including those with its three major clients, are terminable by the client at any time without penalty. The loss of any significant client and/or project could have a material adverse effect on the Company's business, operating results and financial condition.

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

       DelSoft employs 47 full-time employees, consisting of 34 technical consultants, 5 employees in marketing and sales and 8 employees in administration and support. DelSoft also has contracts with 8 independent consultants. DelSoft's IT professionals typically have Master's or Bachelor's degrees in Computer Science or another technical discipline and two to ten years of IT experience. In addition, the Company uses independent contractors to staff client engagements.


GOVERNMENTAL REGULATION OF IMMIGRATION

       The Company's solutions and services are not currently subject to direct regulation by any government or law other than regulations applicable to businesses generally.

       Some of DelSoft's consultants are citizens of other countries, most of whom are working in the United States under H1-B temporary visas. The H1-B visa, which is issued subject to approval by the Immigration and Naturalization Service, allows companies that can prove that they need workers with certain skills Americans cannot provide to hire foreign nationals for such jobs for up to six years. Under current law, there is a statutory limit of 115,000 new H1-B visas that may be issued for the federal government fiscal year 2000. The statutory limit will be reduced to 107,500 for fiscal year 2001. The statutory limit will be 195,000 fiscal years 2001, 2002 and 2003. In years in which this limit is reached, the Company may be unable to obtain enough H1-B visas to bring sufficient foreign employees to the U.S. Moreover, the Company may have to replace existing employees whose H1-B visas expire at the end of their six year term with new employees, some of whom may also require visas. If the Company were unable to obtain H1-B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be materially adversely affected.

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

       The Company spent approximately $16,000 on obtaining visas for the fiscal year ended June 30, 2000. Because some of its employees hold visas, the Company is obligated to maintain certain public access files. The cost of that effort is included in the amount disclosed above.


ITEM 2. DESCRIPTION OF PROPERTY.

       DelSoft's principal office is located at 106 Bombay Lane, Roswell, Georgia 30076. The office, which is approximately 2300 square feet, is leased pursuant to a lease which expires in May 2001. DelSoft's current location is adequate for its projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. DelSoft has an office located at 3500 De Paw Boulevard, Suite 2085, Indianapolis, Indiana. The office, which is approximately 6028 square feet, is leased pursuant to a lease which expires in November 2002. The office is adequate for its projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. The Company has an additional sales office, located at 6111 Jackson Road, Suite 105, Ann Arbor, Michigan. The Michigan office is approximately 150 square feet and is leased pursuant to a lease which will expire on November 30, 2000. The Michigan sales office is adequate for the Company's projected needs, and the Company does not believe it will have difficulty in obtaining additional space as needed.

       The monthly rent on each of the offices is as follows:

              Roswell, Georgia              $2,756
              Indianapolis, Indiana         $5,488
              Ann Arbor, Michigan           $  300

       The Company maintains a Commercial Business Package (Property) insurance policy on all of its offices. The policy coverage total on contents is approximately $830,000. The liability coverage is an aggregate amount of $2,000,000 for all locations.

ITEM 3. LEGAL PROCEEDINGS.

       An action entitled HAS, INC. V. BRIDGTON, INC., ET. AL., Civil Action No. IP98-0167 C was filed on February 6, 1998 in the United States District Court for the Southern District of Indiana, Indianapolis Division. The plaintiffs named the Company as a co-defendant. The plaintiffs alleged that the Company tortiously interfered with the plaintiff's contracts with Bridgton, causing Bridgton to breach such contracts, and that the Company tortiously interfered with the plaintiffs' business relationship with one of plaintiff's clients by placing computer consultants with the plaintiff's clients. The complaint sought compensatory and punitive damages and other relief. A settlement in this case was agreed to by the parties and the suit was subsequently dismissed.

       The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No meeting of shareholders was held during fiscal year 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

       The Common Stock is traded in the over-the-counter market and quoted under the symbol "DSFT." The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock. As of October 11, 2000, approximately 12,109,983 shares of Common Stock were issued and outstanding, and there were 439 holders of record for such shares.

                                                Price Range
                                                -----------

                                         High                   Low
                                         ----                   ---

YEAR ENDED JUNE 30, 2000
       Fourth Quarter                   1.0625                 .5625
       Third Quarter                    2.40625                .28125
       Second Quarter                    .65625                .125
       First Quarter                     .6875                 .25

       The high and low bid information above is as reported by the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

       The Company has not declared or paid any cash dividends since its organization. The credit facility with Emergent Financial Group prohibits the Company from declaring or paying any cash or other dividends or distributions on any of its corporate stock (other than stock dividends) while there is an outstanding balance.


RECENT SALES OF UNREGISTERED SECURITIES

              In March and May of 2000, the Company sold a total of 920,834 shares of its common stock through private placements exempt from registration under Regulation D of the Securities Act of 1933. The Company received aggregate gross proceeds of approximately $500,000, of which $400,000 was attributable to the sale of 666,667 shares of common stock at $.60 per share and approximately $100,000 was attributable to the sale of 254,167 shares of common stock at approximately $.39 per share. The Company incurred aggregate expenses of $31,000 in connection with the private placements.

              In January and March of 2000, the Company received $224,000 upon the exercise of 1,300,000 options and issuance of 1,300,000 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

              The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

              DelSoft Consulting, Inc. ("DelSoft" or the "Company") is a rapidly growing professional services firm that was incorporated in Georgia on July 1, 1996. The Company offers its clients value added services, including intranet, extranet, and website solutions (which collectively commenced in the second quarter of fiscal 2000), professional services staffing, strategy consulting, and related services. DelSoft delivers Internet solutions designed to improve technology development, systems implementation, and systems integration. DelSoft markets its services and solutions to senior executives where technology-enabled change can have a significant impact on the client's competitive position, product offerings, operations and cost structure. The Company's approach consists of targeting a client's specific business functions enabling the linkage of people, processes, and technologies in the new digital economy. While onsite, DelSoft continues to identify opportunities to become a client's preferred provider of comprehensive information technology ("IT") services and solutions.

              DelSoft's revenues primarily consist of fees from consulting services engagements, including both time-and-materials and fixed-price engagements. Revenues from time-and-materials engagements are recognized as services are provided. Billable rates vary by the service provided and the geographical region. Historically, a substantial majority of the Company's projects have been client-managed applications development work performed on a time-and-materials basis. DelSoft intends to increase the percentage of its projects that are based on Internet applications development on a fixed-price engagement. The pricing, management, and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

REVENUES

       The Company's revenues decreased approximately 29%, from $8,000,000 in 1999 to approximately $5,700,000 in 2000. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, as the Company transitioned from Year 2000 engagements to e-commerce consulting services.

DIRECT PROJECT COSTS

       Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 29%, from approximately $5,600,000 in 1999 to approximately $4,000,000 in 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE

       Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 29%, from approximately $2,400,000 in 1999 to approximately $1,700,000 in 2000. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

SELLING, GENERAL AND ADMINISTRATIVE


              Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased 4% from approximately $2,700,000 in 1999 to approximately $2,755,000 in 2000. This increase, while partially offset by a decrease in certain selling, general, and administrative expenses required to implement and support the Company's Year 2000 sales and marketing strategies, was primarily attributable to substantial increases in the infrastructure required to support the Company's e-commerce consulting and project implementation services.

OTHER (INCOME) EXPENSES


              The Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. The nonrecurring loss from the Canadian operations of $186,211 (or $.02 per share) in 1999 and $68,836 (or $.01 per share in 2000) has been included in other expenses.

              At various dates during 2000, options to purchase 2,500,000 shares of common stock granted to certain executive officers during the year ended June 30, 1998 were canceled. The Company had charged $937,500 to unearned compensation and common stock upon the issuance of these options. Of the $937,500 initially charged as unearned compensation, $133,751 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999. The Company's statements of operations for the year ended June 30, 2000, includes a credit of $133,751 for the reversal of the accumulated amortization of the unearned compensation related to those shares through June 30, 2000.

              Other (income) expense also includes nonrecurring charges of $703,598 and $112,593 in 2000 related to the write-off of the intangible assets arising from the acquisition of NYE 2000 and the costs related to the termination of the proposed acquisition of a computer consulting company respectively.

              In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to Internet software development and e-commerce consulting and, in January 2000, the Company decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying statements of operations for the year ended June 30, 2000 includes a charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000. In addition, during December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, the accompanying statements of operations for the year ended June 30, 2000 includes a charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.

NET INCOME (LOSS)

              As a result of the above, the Company's net loss after taxes for the year ended June 30, 2000 increased approximately 542%, from a net loss of ($360,000) in 1999 to a net loss of $(1,950,000) in 2000.

LIQUIDITY AND CAPITAL RESOURCES

              Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate of 7%. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of June 30, 2000, the Company had outstanding borrowings under the aforementioned facility of approximately $606,000 and working capital of approximately $231,000.

       During the year ended June 30, 2000, the Company received net proceeds of $369,000 and $100,000 from the sale of 666,667 and 254,167 shares of common stock, respectively. In addition, the Company received net proceeds of $224,000 from the exercise of 1,300,000 stock options.

GOING CONCERN

       These financial statements have been prepared on the basis of accounting principles applicable to a "going concern" which assume that DelSoft will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

       Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $1.9 million for the year ended June 30, 2000, cash used in operating activities totaled approximately $549,000 and requires additional financing for its business operations. As of June 30, 2000, the Company had approximately $644,000 of the credit facility available to it through Emergent Financial Group.

       The Company's ability to continue as a going concern will depend on numerous factors including, but not limited to, adequate sources of capital, the ability to develop profitable results of operations, continued progress in increasing the Company's market share and cash flows sufficient to meet the Company's short and long term liquidity needs. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. Management is also pursuing acquisitions of other businesses with existing positive cash flows. In addition, management is working on increasing sales, attaining reductions in the Company's operating costs and achieving efficiencies in order to enhance the Company's overall profitability.

       These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubts about the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

              The statements contained in this section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations of beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for information technology services and solutions; industry trends toward outsourcing information technology services; increasing competition in the information technology services market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial system to manage the Company's growth.

ITEM 7. FINANCIAL STATEMENTS.

       The Financial Statements required by this item are attached hereto on pages F1 - F20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       The report of J.H. Cohn LLP on the Company's financial statements as of June 30, 2000, and for the year ended June 30, 2000 and 1999, did not contain an adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles. However, the report of J.H. Cohn LLP on the Company's financial statements included an emphasis paragraph relating to the Company's ability to continue as a going concern. In connection with the audit, there were no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following are the directors and executive officers of the Company.*

                                                                        Business Experience During
Name (Age)                     Position(s)                              the Past Five Years
----------                     -----------                              ------------------------
Brian Koch (32)                President and Director                   Mr. Koch has served as President and
                                                                        as a Director since September 16,
                                                                        1999. Prior to his employment with
                                                                        DelSoft, Mr. Koch was employed by
                                                                        Bostech Corporation as Vice President
                                                                        and Chief

                                                                        Operating Officer from February 1999
                                                                        through September 1999, and by Ernst &
                                                                        Young LLP as a Senior Manager from
                                                                        1994 through February 1999.


Adil Choksey (36)              Vice President                           Mr. Choksey has served as Vice
                                                                        President of DelSoft since November
                                                                        1996, and as a Director since
                                                                        September 16, 1999. Prior to his
                                                                        employment with DelSoft, Mr. Choksey
                                                                        was employed by Bridgton as Vice
                                                                        President of Sales from November 1995
                                                                        to October 1996, by Beechwood
                                                                        Computing Limited, a software
                                                                        consulting firm, as Vice President of
                                                                        Sales from July 1994 to October 1995,
                                                                        and by Pertech Computers Ltd., a
                                                                        hardware/software sales company, as a
                                                                        Regional Sales Manager from July 1990
                                                                        to June 1994.


Ben J. Giacchino (45)          Director                                 Mr. Giacchino has served as a Director
                                                                        of DelSoft since July 1996. He also
                                                                        served as Chief Operating Officer and
                                                                        Secretary of the Company from July
                                                                        1996 to July 1997. Prior to his
                                                                        employment with DelSoft, Mr. Giacchino
                                                                        was employed with Bridgton as Vice
                                                                        President from January 1994 to July
                                                                        1996, and with Greenway Capital Corp.,
                                                                        a brokerage firm, as a stock broker
                                                                        from August 1991 to December 1993. Mr.
                                                                        Giacchino has more than15 years
                                                                        experience as a manager at various
                                                                        levels in the investment banking and
                                                                        brokerage industry.


              Directors serve from the time they are elected or appointed until the next annual meeting of shareholders or until their successors are elected.

* Jeffrey A. Rinde resigned as Chief Financial Officer and a Director of DelSoft in November 1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During the fiscal year ended June 30, 2000 and as of October 11,

2000, none of the executive officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were current with these filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.

Management Compensation

       The following table sets forth certain information regarding the annual compensation for services to the Company for the fiscal year ended June 30, 2000 with respect to the Company's Chief Executive Officer and all other executive officers as of June 30, 2000 who earned more than $100,000 in salary and bonus during such fiscal year (the "Named Executive Officers"):


Summary Compensation Table

                                                                   Long-Term
                                                               Compensation and
                              Annual Compensation                   Awards
-----------------------------------------------------------------------------------------
Name and Principal Position    Year       Salary            Bonus            Options
-----------------------------------------------------------------------------------------

Brian Koch                     2000      $146,000           $    0             2,000,000
  President

Adil Choksey                   2000      $149,625           $    0             2,400,000
  Vice President

Ben J. Giacchino               2000      $149,625           $    0
   Director

       The following table contains certain information concerning the options granted to the Named Executive Officers during the fiscal year ended June 30, 2000.

                                     OPTION GRANTS IN LAST FISCAL YEAR

                               Number of        Percent of
                               Securities      Total Options
                               Underlying        Granted to
                            Options Granted     Employees in        Exercise or
Name                                            Fiscal Year         Base Price       Expiration Date
--------------------------------------------------------------------------------------------------------
Brian Koch
       President               2,000,000            .50%                 $.24        November 19, 2009

Adil Choksey
       Vice President          2,400,000            .50%                 $.24        November 19, 2009

       The following table sets forth certain information concerning the exercise of stock options during the fiscal year ended June 30, 2000 by each Named Executive Officer and the value at fiscal year end of unexercised options held by the Named Executive Officers.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                Number of
                                                                Securities
                                                                Underlying                    Value of Unexercised
                               Shares                           Unexercised                   In-The-Money Options
                              Acquired                         Options at FY-End              at FY-End
                                 on                            Exercisable /                  Exercisable /
Name                           Exercise    Value Realized      Unexercisable                  Unexercisable*
--------------------------------------------------------------------------------------------------------------------
 Brian Koch
       President                  0              --            1,900,000/1,800,000            $0/$0

 Adil Choksey
       Vice President             0              --                    2,300,000/0            $0/$0

* Based on the closing sale price of Common Stock reported by the Nasdaq Stock Market OTC Bulletin Board as of October 11, 2000, which was $0.14 per share, less exercise price payable by optionees.

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

EMPLOYMENT AGREEMENTS

       The Company entered into an Employment Agreement with Mr. Choksey, dated July 1, 1996, pursuant to which Mr. Choksey agreed to serve as Vice President of Sales of the Company for a term of five years commencing on July 1, 1996, and for additional one year terms unless the Company elects not to extend the term. In consideration for his services as Vice President, Mr. Choksey will receive,
(i) a base salary of not less than $95,000 per year ($65,000 for 1996), subject to an annual increase of 5%, and (ii) a bonus for any month in which the Company bills 15,000 hours or more. The Employment Agreement contains covenants against competition and solicitation and a confidentiality agreement.

       The Company entered into a Consulting Agreement with Mr. Giacchino, dated June 18, 1997. Under the agreement, the Company agreed to pay Mr. Giacchino (i) $80,000 in 16 equal installments in accordance with the Company's normal payroll practices and (ii) any commissions and amounts payable pursuant to the Company Executive Incentive Compensation Program due and owing as of June 1997. The Company also agreed to grant to Mr. Giacchino, on an annual basis for a period of four years, an option to purchase 25,000 shares of Common Stock in accordance with the Company's Stock Option Plan. In consideration for the payments and options, Mr. Giacchino agreed to provide up to 10 hours of services per week during the term of the Agreement. The Consulting Agreement contains covenants against competition and solicitation, and a confidentiality agreement. Mr. Giacchino was employed by Bridgton, which engaged in a business similar to the Company's, at the time the Consulting Agreement was entered into. The Company has consented to, and has waived its rights under the covenant against competition with respect to such employment. On October 1, 1997, Mr. Giacchino rejoined the Company as a full-time employee, and he no longer receives payments under the consulting agreement.

       The Company entered into an Employment Agreement with Mr. Koch, dated September 19, 1999, pursuant to which Mr. Koch agreed to serve as President of the Company for a term of three years, and for additional one year terms unless the Company elects not to extend the term. In consideration for his services as President, Mr. Koch will receive (i) a base salary of not less than $146,000 per year, subject to an annual increase of 5%, and (ii) an option to purchase two million (2,000,000) shares of the Company's Common Stock. The Employment Agreement contains covenants against competition and solicitation and a confidentiality agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The Company is authorized to issue 100,000,000 shares of Common Stock, of which 12,109,983 shares were issued and outstanding on October 11, 2000. As of October 11, 2000 there were 439 shareholders of record.

       The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of October 11, 2000, by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group:

                           SHARES                      PERCENT OF
                        BENEFICIALLY                     SHARES
BENEFICIAL OWNER*          OWNED                      OUTSTANDING**
------------------------------------------------------------------------
JERRY ROSEMEYER         2,538,700 (1)                    20.96%

BRIAN KOCH                    0                             --


ADIL CHOKSEY                  0                             --

BEN J. GIACCHINO        2,086,767 (2)                     17.23%

ALL DIRECTORS AND EXECUTIVE
 OFFICERS AS A GROUP (3 PERSONS)      2,086,767              17.23%


--------------------
* Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.

** Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(1) Includes 100,000 shares subject to stock options which are currently exercisable.

(2) Includes 100,000 shares subject to stock options which are currently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

ITEM 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

a) Exhibits. The exhibits filed as part of this Annual report on Form 10-KSB are as listed below.

          EXHIBITS INCORPORATED BY REFERENCE TO FORM 10-5B, AS AMENDED

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

16.1 Letter from Allen P. Fields, dated November 21, 1998, on change in certifying accountant (Exhibit 16.1 to Form 10-SB)

Exhibits Incorporated by Reference to Form S-8

10.11 Employment Agreement, dated September 19, 1999, by and between the Company and Brian Koch (Exhibit 10.11 to Form S-8).

Exhibits Filed Herewith

27    Financial Data Schedule

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

                                        DELSOFT CONSULTING, INC.


                                        By: /s/ Brian Koch

                                            President

                                        Date: 10/13/00


       In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

Signature                              Position                          Date
---------                              --------                          ----
/s/ Brian Koch                      President Acting Chief Financial   10/13/00
--------------------                Officer and Director
Brian Koch                          (principal executive officer)


/s/ Ben J. Giacchino                Director                             Date
--------------------                                                     ----
                                                                        10/13/00
Ben J. Giacchino
-----------------------

                            DELSOFT CONSULTING, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                PAGE
                                                                                ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                         F-2

BALANCE SHEET
      JUNE 30, 2000                                                              F-3

STATEMENTS OF OPERATIONS
      YEARS ENDED JUNE 30, 2000 AND 1999                                         F-4

STATEMENTS OF STOCKHOLDERS' EQUITY
      YEARS ENDED JUNE 30, 2000 AND 1999                                         F-5

STATEMENTS OF CASH FLOWS
      YEARS ENDED JUNE 30, 2000 AND 1999                                         F-6

NOTES TO FINANCIAL STATEMENTS                                                   F-7/20



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Delsoft Consulting, Inc.


We have audited the accompanying balance sheet of Delsoft Consulting, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delsoft Consulting, Inc. as of June 30, 2000, and its results of operations and cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company's operations have generated recurring losses and it had an accumulated deficit as of June 30, 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                J.H. COHN LLP

Roseland, New Jersey
July 28, 2000

                            DELSOFT CONSULTING, INC.

                                  BALANCE SHEET
                                  JUNE 30, 2000



                                        ASSETS
                                        ------

Current assets:
     Cash and cash equivalents                                                         $    46,252
     Accounts receivable, net of allowance for doubtful accounts of $20,000                862,302
     Prepaid and refundable income taxes                                                   197,034
     Other current assets                                                                  131,258
                                                                                       -----------
             Total current assets                                                        1,236,846
Equipment and furnishings, net of accumulated depreciation of $131,671                     179,250
Intangible assets, net of accumulated amortization of $218,318                             260,600
Other assets                                                                                17,132
                                                                                       -----------

             Total                                                                     $ 1,693,828
                                                                                       ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

Current liabilities:
     Note payable to bank                                                              $   606,272
     Current portion of long-term debt                                                      40,550
     Accounts payable                                                                      156,498
     Accrued compensation and other liabilities                                            202,483
                                                                                       -----------
             Total current liabilities                                                   1,005,803
Long-term debt, net of current portion                                                      83,047
                                                                                       -----------
             Total liabilities                                                           1,088,850
                                                                                       -----------

Commitments and contingencies

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         12,109,983 shares issued and outstanding                                        2,595,832
     Accumulated deficit                                                                (1,933,720)
     Unearned compensation                                                                 (57,134)
                                                                                       -----------
             Total stockholders' equity                                                    604,978
                                                                                       -----------

             Total                                                                     $ 1,693,828
                                                                                       ===========


See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                       2000                1999
                                                                   ------------        ------------
Gross revenues                                                      $  5,667,990         $  8,023,832
Direct project costs                                                   3,992,806            5,617,879
                                                                    ------------         ------------

Net revenues                                                           1,675,184            2,405,953
                                                                    ------------         ------------
Other (income) expenses:
     Selling, general and administrative expenses                      2,755,446            2,692,326
     Interest expense                                                     85,901               98,244
     Reversal of amortization of unearned compensation                  (133,751)
     Loss from discontinued Canadian operations                           68,836              186,211
     Write-off of intangible assets                                      703,598
     Write-off of costs of terminated acquisition                        112,593
                                                                    ------------         ------------
         Totals                                                        3,592,623            2,976,781
                                                                    ------------         ------------

Loss before income taxes                                              (1,917,439)            (570,828)

Provision (credit) for income taxes                                       33,023             (212,980)
                                                                    ------------         ------------

Net loss                                                            $ (1,950,462)        $   (357,848)
                                                                    ============         ============


Basic net loss per share (1999 restated)                            $       (.18)        $       (.04)
                                                                    ============         ============

Basic weighted average common shares
     outstanding (1999 restated)                                      10,658,350            9,889,149
                                                                    ============         ============


See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999



                                                           Common Stock              Retained
                                                  ----------------------------       Earnings                            Total
                                                   Number of                       (Accumulated        Unearned       Stockholders'
                                                    Shares            Amount          Deficit)       Compensation        Equity
                                                  -----------      -----------     -------------     ------------     -------------

Balance, July 1, 1998                              11,159,149      $ 2,775,652      $   374,590      $  (937,500)     $ 2,212,742

Cancellation of shares held by founder             (1,270,000)
                                                  -----------      -----------      -----------      -----------      -----------

Balance, July 1, 1998, as restated                  9,899,149        2,775,652          374,590         (937,500)       2,212,742

Amortization of unearned compensation                                                                    132,813          132,813

Net loss                                                                               (357,848)                         (357,848)
                                                  -----------      -----------      -----------      -----------      -----------

Balance, June 30, 1999                              9,889,149        2,775,652           16,742         (804,687)       1,987,707

Issuance of compensatory stock options                                  64,680                           (64,680)

Amortization of unearned compensation                                                                      8,484            8,484

Effect of cancellation of stock options                               (937,500)                          803,749         (133,751)

Proceeds from issuance of common stock,
     net of expenses of $31,000                       920,834          469,000                                            469,000

Proceeds from exercise of stock options             1,300,000          224,000                                            224,000

Net loss                                                                             (1,950,462)                       (1,950,462)
                                                  -----------      -----------      -----------      -----------      -----------

Balance, June 30, 2000                             12,109,983      $ 2,595,832      $(1,933,720)     $   (57,134)     $   604,978
                                                  ===========      ===========      ===========      ===========      ===========


See Notes to Financial Statements.

                            DELSOFT CONSULTING, INC.

                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                 2000                 1999
                                                                              -----------         -----------
Operating activities:
     Net loss                                                                 $(1,950,462)        $  (357,848)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation of equipment and furnishings                                 66,263              67,367
         Amortization of intangible assets                                        142,825             290,145
         Amortization of unearned compensation                                      8,484             132,813
         Reversal of amortization of unearned compensation                       (133,751)
         Provision for bad debts                                                                       10,000
         Gain on sale of equipment                                                                       (756)
         Noncash compensation                                                      52,127
         Write-off of intangible assets                                           703,598
         Write-off of costs of terminated acquisition                             112,593
         Deferred income taxes                                                    157,200            (153,800)
         Changes in operating assets and liabilities:
             Accounts receivable                                                  513,731            (202,639)
             Prepaid and refundable income taxes                                  (59,467)           (137,567)
             Other current assets                                                 (80,556)            (21,346)
             Other assets                                                         (10,704)            (98,419)
             Accounts payable                                                      10,806             (53,822)
             Accrued compensation and other liabilities                           (82,112)           (179,322)
             Income taxes payable                                                                    (180,346)
                                                                              -----------         -----------
                 Net cash used in operating activities                           (549,425)           (885,540)
                                                                              -----------         -----------

Investing activities:
     Capital expenditures                                                          (9,601)            (25,939)
     Proceeds from sale of equipment                                                                    1,848
                                                                              -----------         -----------
                 Net cash used in investing activities                             (9,601)            (24,091)
                                                                              -----------         -----------

Financing activities:
     Net proceeds from (repayments of) line of credit borrowings                  (37,140)            643,412
     Repayments of long-term borrowings                                           (61,721)            (36,093)
     Net proceeds from issuances of common stock                                  469,000
     Proceeds from exercise of stock options                                      224,000
                                                                              -----------         -----------
                 Net cash provided by financing activities                        594,139             607,319
                                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents                               35,113            (302,312)

Cash and cash equivalents, beginning of year                                       11,139             313,451
                                                                              -----------         -----------

Cash and cash equivalents, end of year                                        $    46,252         $    11,139
                                                                              ===========         ===========

Supplemental disclosure of cash flow data:
     Interest paid                                                            $    87,714         $    92,678
                                                                              ===========         ===========

     Income taxes paid                                                        $    18,882         $   162,031
                                                                              ===========         ===========


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


              Basis of presentation:
                     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in the accompanying financial statements, the Company incurred net losses of approximately $1,950,000 and $358,000 and its operating activities used cash of approximately $549,000 and $886,000 in 2000 and 1999, respectively. Management believes that the Company will continue to incur net losses through at least June 30, 2001 and that, although a substantial portion of the Company's historical net losses have been attributable to noncash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                     Management also believes that the Company's success and profitability will depend significantly on its ability to
                     (i) expand its customer base and the number of IT professionals it can place at these customers, therefore increasing its revenue; (ii) expand the range and profitability of the IT related services it offers; (iii) reduce its selling, general and administrative expenses;
                     (iv) obtain alternative financing whether debt or equity; and/or (v) identify and pursue an acquisition candidate with existing positive cash flow or a strategic partner in order to expand its revenue base. However, if the Company is not able to achieve enough of the above, in order to become profitable, its operations may have to be curtailed during the year and, eventually, it may not be able to continue to operate.

                     The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

              Allowance for doubtful accounts:
                     The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management's evaluation of collectibility of outstanding accounts receivable. The allowance for doubtful accounts was $20,000 as of June 30, 2000.

              Equipment and furnishings:
                     Equipment and furnishings are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

              Software development costs:
                     Pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company is required to charge the costs of creating a computer software product to research and development expense as incurred until the technological feasibility of the product has been established; thereafter, all related software development and production costs are required to be capitalized.

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

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 1 - Business and summary of accounting policies (continued):
              Software development costs (concluded):
                     During 2000 and 1999, charges to research and development expenses for software development costs incurred prior to the establishment of technological feasibility were not material, and no software development costs were capitalized.

              Advertising:
                     The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during 2000 and 1999.

              Intangible assets:
                     Intangible assets are comprised of costs in excess of net assets of acquired businesses that are being amortized on a straight-line basis over estimated useful lives of five years.

              Impairment of long-lived assets:
                     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and furnishings and intangible assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

              Earnings (loss) per common share:
                     The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                     Since the Company had losses in 2000 and 1999, the assumed effects of the exercise of stock options and warrants and the application of the treasury stock method were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying statements of operations.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies (concluded):
              Earnings (loss) per common share (concluded):
                     The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying financial statements as if the cancellation of 1,270,000 shares issued to a founder of the Company had occurred on the date of their original issuance instead of on November 16, 1999 (see Note 10).

              Stock options:
                     In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

              Income taxes:
                     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

              Recent accounting pronouncements:
                     The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the years ended June 30, 2000 and 1999 or that will have a significant affect at the time they become effective.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 2 - Equipment and furnishings:
              Equipment and furnishings consisted of the following as of June 30, 2000:

                                                 Range of
                                                Estimated
                                                 Useful
                                                  Lives               Amount
                                               -----------           --------

Equipment                                      3-7 years             $149,302
Furnishings                                      7 years               63,462
Automobiles                                      5 years               98,157
                                                                     --------
                                                                      310,921
Less accumulated depreciation                                         131,671
                                                                     --------

     Total                                                           $179,250
                                                                     ========


              Depreciation of equipment and furnishings amounted to $66,263 and $67,367 in 2000 and 1999, respectively.

              During 2000 and 1999, the Company purchased equipment at a cost of, and issued long-term obligations in the principal amount of, $82,194 and $16,069, respectively. These noncash transactions are not reflected in the accompanying statements of cash flows.


Note 3 - Note payable to bank:
              At June 30, 2000, the Company had borrowings of $606,272 outstanding under a revolving credit agreement with Emergent Asset Based Lending, L.L.C. that allows maximum borrowings of $1,250,000 through February 18, 2001. Borrowings bear interest, which is payable monthly, at the higher of 1.5% above the prime rate or 7%, and are secured by substantially all of the Company's assets.


Note 4 - Long-term debt:
              As of June 30, 2000, long-term debt consisted of equipment loans totaling $123,597 which are payable in monthly installments through June 2003 with interest at rates ranging from 7.75% to 12.83%; the loans were secured by equipment with a net book value that approximated the total outstanding balance.

              Principal payment requirements for long-term obligations in each year subsequent to June 30, 2000 total $40,550 in 2001; $46,354 in 2002 and $36,693 in 2003.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 5 - Nonrecurring losses:
              During February 1999, management decided to focus the Company's international marketing efforts for the NYE 2000 software product in Europe. As a result, the Company ceased its operations in Canada during March 1999 and transferred all of the remaining Canadian assets to the United States. Information with respect to the results of the Canadian operations (which are included in the Company's continuing operations in the accompanying statements of operations) follows:

                                                      2000                1999
                                                    --------            ---------

 Gross revenues                                     $      -            $145,000
 Loss before income taxes                            (69,000)           (186,000)
 Net loss                                            (69,000)           (123,000)
 Basic loss per share                                   (.01)               (.01)

              During December 1999, management decided to terminate the Company's negotiations for the proposed acquisition of a computer consulting company. As a result, the accompanying 2000 statement of operations includes a charge for the write-off of $112,593 (or $.01 per share) for the costs related to the terminated acquisition.

              In May 1998, the Company acquired NYE 2000 Systems, Inc. ("NYE 2000"), which was the developer of a software product for the conversion of other software into programs that are "Year 2000" compliant. Management of the Company believed that the NYE 2000 software product would continue to have a substantial international market after January 1, 2000, and it was focusing the Company's marketing efforts for this product in Europe. The entire cost of acquiring NYE 2000 of $1,450,724 had been allocated to intangible assets and was being amortized over five years. In September 1999, management decided to redirect the Company's sales and marketing efforts primarily to internet software development and e-commerce consulting and, in January 2000, it decided to abandon substantially all of the Company's activities related to "Year 2000" compliance, including the international marketing efforts for the NYE 2000 software product. As a result, the accompanying 2000 statement of operations includes a charge of $703,598 (or $.07 per share) for the write-off of the unamortized portion of the intangible assets arising from the acquisition of NYE 2000.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Income taxes:
              The net provision (credit) for income taxes in 2000 and 1999 consisted of the following provisions (credits):


                                    2000             1999
                                 ---------         ---------
Federal:
     Current                     $(136,893)        $ (71,146)
     Deferred                      124,000          (113,700)
                                 ---------         ---------
         Totals                    (12,893)         (184,846)
                                 ---------         ---------

State:
     Current                         3,916            11,966
     Deferred                       42,000           (40,100)
                                 ---------         ---------
         Totals                     45,916           (28,134)
                                 ---------         ---------

         Totals                  $  33,023         $(212,980)
                                 =========         =========

              The provision for income taxes in 2000 and the credit for income taxes in 1999 differ from the credits computed using the Federal statutory rate of 34% and the Company's loss before Federal income tax as a result of the following:


                                                                        2000          1999
                                                                        ----          ----

Expected credit at Federal statutory rate                                (34)%        (34)%
Effect of:
     State income taxes, net of Federal income tax effect                  1           (3)
     Nondeductible expenses                                                1            2
     Increase in valuation allowance for net deferred
         tax assets                                                       34
     Other (primarily surtax exemptions)                                               (2)
                                                                         ---          ---

Effective tax rate                                                         2%         (37)%
                                                                         ===          ===

              As of June 30, 2000, the Company had no deferred tax liabilities and deferred tax assets and a valuation allowance that were attributable to temporary differences related to the following:

Deferred tax assets:
     Net operating losses carryforwards (A)               $ 710,000
     Amortization of intangible assets                       66,400
     Depreciation                                             3,600
                                                          ---------
           Total                                            780,000
Valuation allowance (A)                                    (780,000)
                                                          ---------

           Net deferred tax assets (A)                      $     -
                                                          =========

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Income taxes (concluded):
              (A) As of June 30, 2000, the Company had net operating loss carryforwards of approximately $1,627,000 and $2,237,000 available to reduce the Company's future Federal and state taxable income, respectively, which will expire at various dates through 2020. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the potential benefits from the net operating loss carryforwards and the other deferred tax assets by the equivalent valuation allowance of $780,000 as of June 30, 2000. The Company had no net operating loss carryforwards and no valuation allowance as of June 30, 1999.


Note 7 - Retirement plan:
              The Company sponsors a "401(k)" plan whereby eligible employees may defer a portion of their salary for Federal income tax purposes and accumulate retirement benefits. The Company may make additional contributions to the plan, subject to certain limitations, for the benefit of its employees on a discretionary basis. The Company did not make any contributions to the plan in 2000 and 1999.


Note 8 - Stock option plan:
              Pursuant to the Company's Stock Option Plan (the "Plan"), incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted by the Board of Directors to key executives, other members of management, other employees and directors of the Company. Under the Plan, the exercise price of all options must be at least 100% of the fair market value of the common stock on the date of grant (the exercise price of an incentive stock option for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company must be at least 110% of the fair market value on the date of grant). The maximum term of an option may not exceed ten years. The actual term of each option and the manner of exercise are determined by the Board of Directors.

              The Board of Directors may also grant options for the purchase of shares of common stock to the Company's directors, officers, consultants and other advisors that are not covered under the Plan.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Stock option plan (continued):
              During 2000, options not covered under the Plan were granted for the purchase of 5,500,000 shares, of which options for the purchase of 4,400,000 shares were granted to directors and officers and options for the purchase of 1,100,000 shares were granted to a consultant. The options granted to the directors and officers have an exercise price of $.24 per share and will expire in September and November 2009. Options for the purchase of 3,200,000 shares vested during 2000 and options for the purchase of 600,000 shares will vest in September 2001 and 2002, respectively. Since the exercise price was equivalent to the fair market value of the common stock on the date of grant, no compensation was charged in connection with the issuance of the options to the directors and officers. The options granted to the consultant had an exercise price of $.16 per share and were initially scheduled to expire in December 2004. All of the options became vested as of the date of issuance. Since the fair market value of the common stock of $.21875 per share on the date of grant exceeded the exercise price, the Company charged the fair value of the options of $64,680 to unearned compensation and common stock as of the date of grant. A total of $7,546 was amortized during 2000, and the unamortized balance of the unearned compensation of $57,134 has been shown separately as a reduction of stockholders' equity in the accompanying balance sheet as of June 30, 2000. The fair value of the options was estimated using the Black-Scholes option-pricing model based on assumptions described below. During 2000, the Company received $48,000 upon the exercise of options issued to directors and officers for the purchase of 200,000 shares and $176,000 upon the exercise of all of the options issued to the consultant for the purchase of 1,100,000 shares.

              The Company had also issued options that were not covered under the Plan during 1998 for the purchase of 2,500,000 shares of common stock to certain executive officers that were initially exercisable at $.50 per share through February 2008. The common stock had a fair market value of $.875 per share on the date the options were granted. Accordingly, the Company charged $937,500 to unearned compensation and common stock on June 30, 1998 based on the number of shares that were subject to the options granted to the employees and the excess of the fair market value over the exercise price for each share. The unearned compensation was being amortized from July 1, 1998 on a straight-line basis over the remaining term of each option. A total of $132,813 had been amortized and charged to selling, general and administrative expenses during 1999 and $804,687 remained unamortized as of June 30, 1999.

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 8 - Stock option plan (continued):
              At various dates during 2000, the options for the purchase of the 2,500,000 shares granted in 1998 were canceled. A total of $938 of unearned compensation related to these options had been amortized during 2000. The cancellation of the options has been accounted for as a change in accounting estimate and, accordingly, the Company wrote off the related balances of the unearned compensation as of the respective dates of cancellation which totaled $803,749 and reduced common stock by an equivalent amount during 2000. In addition, the accompanying 2000 statement of operations includes a credit of $133,751 (or $.01 per share) for the reversal of the accumulated amortization of the unearned compensation related to those shares through the respective dates of cancellation.

              A summary of the status of the Company's options as of June 30, 2000 and 1999 and changes during the years then ended is presented below:

                                                     2000                               1999
                                          -------------------------------------------------------------
                                                            Weighted                           Weighted
                                             Shares         Average             Shares         Average
                                               or           Exercise              or           Exercise
                                             Price            Price              Price          Price
                                          -----------       --------            ---------      --------

Outstanding, at beginning of
     year                                  4,203,500         $1.08              3,652,750       $ .95
Granted                                    5,500,000           .22                550,750        2.00
Canceled                                  (3,005,500)         (.78)
Exercised                                 (1,300,000)         (.17)
                                          ----------                            ---------
Outstanding, at end of year                5,398,000         $ .60              4,203,500       $1.08
                                           =========         =====              =========       =====

Options exercisable, at
     end of year                           3,201,084                            3,261,167
                                           =========                            =========

Weighted average fair value
     of options granted during
     the year                                  $ .22                                $2.00
                                               =====                                =====

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 8 - Stock option plan (continued):
              The following table summarizes information about fixed stock options outstanding at June 30, 2000:

                   Options Outstanding                                 Options Exercisable
---------------------------------------------------------------    --------------------------
                                     Weighted
                                     Average
                                     Years of         Weighted                       Weighted
                                    Remaining         Average                         Average
  Exercise         Number          Contractual        Exercise       Number          Exercise
   Prices       Outstanding            Life             Price      Exercisable         Price
----------      -----------        -----------       ----------    -----------       --------
     $.24        4,200,000             9.25             $.24        2,400,000          $.24
      .50          100,000             7.60              .50          100,000           .50
     1.25           87,500             7.79             1.25           58,334          1.25
     2.00          910,500             6.95             2.00          542,750          2.00
     2.25          100,000             7.67             2.25          100,000          2.25
                 ---------                                          ---------
$.24-$2.25       5,398,000             8.82             $.60        3,201,084          $.24
==========       =========             ====             ====        =========          ====

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

                                                      2000                 1999
                                                  ------------         ------------
Net loss - as reported                             $(1,950,462)           $(357,848)
Net loss - pro forma                                (2,134,100)            (625,536)
Basic weighted average common shares
     outstanding - as reported                      10,658,350            9,889,149
Basic loss per share - as reported                       $(.18)               $(.04)
Basic loss per share - pro forma                          (.20)                (.06)

              The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2000 and 1999:

Expected volatility                                                   17%
Risk-free interest rate                                              4.7%
Expected years of option life                                         10
Expected dividends                                                     0%

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 9 - Stock purchase warrants:
              During 1997, the Company issued two warrants to purchase an aggregate of 15,000 shares of common stock at $1.00 per share to a lender as part of the consideration for a loan made to the Company. The warrants became exercisable on the date they were issued and expired unexercised on December 31, 1999.


Note 10- Commitments and contingencies:
              Employment agreements:
                     As of June 30, 2000, the Company had entered into employment agreements with three of its key executives and was obligated to make aggregate payments to them of approximately $430,000 during both 2001 and 2002 and $47,500 during 2003.

                     In connection with an employment agreement with another key executive that was effectively cancelled on November 16, 1999, the former executive officer, who was also one of the founders of the Company, agreed to allow the Company to cancel 1,270,000 shares of common stock that it had issued to him in exchange for nominal consideration at the time the Company was founded. The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying financial statements as if the cancellation had occurred on the date of their original issuance. The retroactive change reduced the weighted average number of shares outstanding from 11,928,350 shares to 10,658,350 shares for 2000 and from 11,159,149 shares to 9,889,149 shares for 1999. The retroactive change also increased the net loss per share from ($.16) to ($.18) for 2000 and from ($.03) to ($.04)
                     for 1999.

              Leases:
                     The Company leases its office facilities under noncancelable operating leases which expire on November 30, 2002. The leases also require the Company to pay all operating expenses. Rent expense charged to operations aggregated $90,759 and $62,300 in 2000 and 1999, respectively. The Company's minimum rental commitments for the period from July 1, 2000 through November 30, 2002 are not material.

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

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 10- Commitments and contingencies (concluded):
              Venture capital agreement (concluded)
                     As of June 30, 1997, the Group had assisted the Company in consummating the acquisition of a publicly traded shell company (the "Shell") and obtaining the necessary approvals for the quotation and trading of the Company's common stock on the NASDAQ Bulletin Board. The members of the Group had been stockholders of the Shell, and they or their nominees had received a total of 1,356,664 shares of the Company's common stock as a result of the Merger with the Shell. However, as of June 30, 2000, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing. Management of the Company cannot provide any assurance that the Group will be able to fulfill its commitment, and it is considering what legal or equitable actions to take against the members of the Group.

              Concentrations of credit risk:
                     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

                     Approximately 73% and 76% of the Company's net revenues were derived from four and two customers during 2000 and 1999, respectively, who also accounted for approximately 51% and 65% of its accounts receivable balance at June 30, 2000 and 1999, respectively. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at June 30, 2000.

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

                            DELSOFT CONSULTING, INC.

                          NOTES TO FINANCIAL STATEMENTS



Note 11- Private sale of shares of common stock:
              In March and May 2000, the Company sold a total of 920,834 shares of common stock through private placements intended to be exempt from registration under the Securities Act of 1933 and received aggregate gross proceeds of approximately $500,000, of which $400,000 was attributable to the sale of 666,667 shares of common stock at $.60 per share and approximately $100,000 was attributable to the sale of 254,167 shares of common stock at approximately $.39 per share. The Company incurred aggregate expenses of $31,000 in connection with the private placements.


Note 12- Fair value of financial instruments:
              The Company's material financial instruments at June 30, 2000 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. In the opinion of management, (i) cash and cash equivalents, accounts receivable and accounts payable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities and (ii) notes payable and long-term debt were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.



                                      * * *