Form 10QSB
period 2000-09-30
DELSOFT CONSULTING INC
filed 2000-11-16
CIK 1029424

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 000-24197

                            DELSOFT CONSULTING, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                    GEORGIA                               75-2719614
           ------------------------------             ------------------
          (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 518-4289

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       At November 13, 2000, there were issued and outstanding 20,650,616 shares of Common Stock.

       Transitional Small Business Disclosure Format (check one): Yes / / No /x/

PART I

ITEM 1. FINANCIAL STATEMENTS

DELSOFT CONSULTING, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS
             SEPTEMBER 30, 2000 AND JUNE 30, 2000                          F-2

         CONDENSED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                F-3

         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
             THREE MONTHS ENDED SEPTEMBER 30, 2000                         F-4

         CONDENSED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                F-5

         NOTES TO CONDENSED FINANCIAL STATEMENTS                         F-6/12


                                      * * *

                            DELSOFT CONSULTING, INC.

                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000



                                          ASSETS                              September                  June
                                                                              30, 2000                 30, 2000
                                                                              --------                 --------
                                                                             (Unaudited)             (See Note 1)
Current assets:
     Cash and cash equivalents                                              $    24,066             $    46,252
     Accounts receivable, net of allowance for doubtful accounts
         of $20,000                                                           1,125,713                 862,302
     Prepaid and refundable income taxes                                        170,034                 197,034
     Other current assets                                                       124,760                 131,258
                                                                            -----------             -----------
              Total current assets                                            1,444,573               1,236,846
Equipment and furnishings, net of accumulated depreciation
     of $102,641 and $131,671                                                   128,308                 179,250
Intangible assets, net of accumulated amortization of $241,747
     and $218,318                                                               237,171                 260,600
Other assets                                                                     17,132                  17,132
                                                                            -----------             -----------

              Totals                                                        $ 1,827,184             $ 1,693,828
                                                                            ===========             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                                   $   795,005             $   606,272
     Current portion of long-term debt                                           25,163                  40,550
     Accounts payable                                                           258,944                 156,498
     Accrued compensation and other liabilities                                 233,854                 202,483
                                                                            -----------             -----------
              Total current liabilities                                       1,312,966               1,005,803
Long-term debt, net of current portion                                           47,337                  83,047
                                                                            -----------             -----------
              Total liabilities                                               1,360,303               1,088,850
                                                                            -----------             -----------
Commitments and contingencies

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         12,734,983 and 12,109,983 shares issued and outstanding              3,595,832               2,595,832
     Accumulated deficit                                                     (2,200,051)             (1,933,720)
     Unearned compensation                                                      (53,900)                (57,134)
     Subscription receivable for 4,375,000 shares of common
         stock                                                                 (875,000)
                                                                            -----------             -----------
              Total stockholders' equity                                        466,881                 604,978
                                                                            -----------             -----------

              Totals                                                        $ 1,827,184             $ 1,693,828
                                                                            ===========             ===========

See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                                  2000                1999
                                                                  ----                ----
Gross revenue                                                $  1,393,640         $  1,778,492
Direct project costs                                              984,039            1,208,192
                                                             ------------         ------------

Net revenues                                                      409,601              570,300
                                                             ------------         ------------
Other (income) expenses:
    Selling, general and administrative expenses                  645,234              570,556
    Interest expense                                               30,698               21,750
    Reversal of amortization of unearned compensation                                 (127,500)
                                                             ------------         ------------
        Totals                                                    675,932              464,806
                                                             ------------         ------------

Income (loss) before provision for income taxes                  (266,331)             105,494
Provision for income taxes                                                              45,284
                                                             ------------         ------------
Net income (loss)                                            $   (266,331)        $     60,210
                                                             ============         ============

Basic earnings (loss) per share                              $       (.02)        $        .01
                                                             ============         ============

Basic weighted average common shares outstanding
    (1999 restated)                                            12,592,320            9,889,149
                                                             ============         ============

See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                                                       Accumu-                                          Total
                                              Common Stock              lated         Unearned      Subscription    Stockholders'
                                          Shares        Amount         Deficit      Compensation     Receivable        Equity
                                          ------        ------         -------      ------------     ----------        ------
Balance, July 1, 2000                   12,109,983    $2,595,832    $(1,933,720)      $(57,134)                      $ 604,978

Amortization of unearned compensation                                                    3,234                           3,234

Subscription for purchase of
    4,375,000 shares of common stock                     875,000                                     $(875,000)

Proceeds from issuance of
  common stock                             625,000       125,000                                                       125,000
Net loss                                                               (266,331)                                      (266,331)
                                        ----------    ----------    -----------       --------       ---------       ---------
Balance, September 30, 2000             12,734,983    $3,595,832    $(2,200,051)      $(53,900)      $(875,000)      $ 466,881
                                        ==========    ==========    ===========       ========       =========       =========

See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                                                    2000                   1999
Operating activities:
     Net income (loss)                                                           $(266,331)            $  60,210
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation of equipment and furnishings                                  16,175                17,417
         Amortization of intangible assets                                          23,429                72,536
         Amortization of unearned compensation                                       3,234                   938
         Reversal of amortization of unearned compensation                                              (127,500)
         Gain on sale of equipment                                                  (9,442)
         Deferred income taxes                                                                            38,000
         Changes in operating assets and liabilities:
              Accounts receivable                                                 (263,411)              485,148
              Prepaid and refundable income taxes                                   27,000                52,457
              Other current assets                                                   6,498               (15,340)
              Accounts payable                                                     102,446               (12,195)
              Accrued compensation and other liabilities                            31,371                11,762
              Income taxes payable                                                                        17,900
                                                                                 ---------             ---------
                  Net cash provided by (used in) operating activities             (329,031)              601,333
                                                                                 ---------             ---------

Investing activities:
     Capital expenditures                                                          (17,791)
     Proceeds from sale of equipment                                                62,000
                                                                                 ---------
                  Net cash provided by investing activities                         44,209
                                                                                 ---------

Financing activities:
     Net proceeds from (repayments of) line of credit borrowings                   188,733              (547,811)
     Repayments of long-term borrowings                                            (51,097)               (8,346)
     Net proceeds from issuances of common stock                                   125,000
                                                                                 ---------             ---------
                  Net cash provided by (used in) financing activities              262,636              (556,157)
                                                                                 ---------             ---------

Net increase (decrease) in cash and cash equivalents                               (22,186)               45,176
Cash and cash equivalents, beginning of period                                      46,252                11,139
                                                                                 ---------             ---------

Cash and cash equivalents, end of period                                         $  24,066             $  56,315
                                                                                 =========             =========


Supplemental disclosure of cash flow data:
     Interest paid                                                               $  26,858             $  25,353
                                                                                 =========             =========

     Income taxes paid (refunded)                                                $ (15,000)            $ (51,812)
                                                                                 =========             =========

See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of presentation:

               In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of September 30, 2000, its results of operations and cash flows for the three months ended September 30, 2000 and 1999 and its changes in stockholders' equity for the three months ended September 30, 2000. Information included in the condensed balance sheet as of June 30, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of June 30, 2000 and for the years ended June 30, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-KSB.

               The results of the Company's operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending June 30, 2001.

               The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in those financial statements, the Company incurred a net loss of approximately $266,000 and a cash flow deficiency from operating activities of approximately $329,000 in the three months ended September 30, 2000. As further explained in Note 1 of the notes to the Audited Financial Statements, the Company also incurred substantial net losses and cash flow deficiencies from operating activities in the years ended June 30, 2000 and 1999. Management believes that the Company will continue to incur net losses through at least September 30, 2001 and that, although a substantial portion of the Company's historical net losses have been attributable to noncash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):

               Management believes that the Company will be able to obtain a portion of the financing it needs to continue to operate through the collection of receivables of $875,000 arising from sales of shares of common stock through private placements in July 2000 that are due no later than July 21, 2000 (see Note 7 herein). Management also believes that the Company's ability to achieve profitability depends primarily upon its ability to reduce selling, general and administrative expenses as a percentage of revenues and obtain additional short-term contracts or subcontracts by expanding its customer base and the range of the services it offers. Management plans to expand the Company's customer base and the range of the services it offers and obtain the additional debt or equity financing it needs primarily through a merger with another company or an agreement with a strategic partner that has similar operations and additional financial resources. However, management cannot assure that the Company will be able to collect all of the receivables or consummate such a merger or agreement on acceptable terms. If the Company is not able to obtain adequate financing, the Company may have to curtail or terminate some or all of its operations.

               The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Earnings (loss) per common share:

               As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because (i) the Company had a net loss for the three months ended September 30, 2000 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive; and (ii) the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method for the three months ended September 30, 1999 would have had an insignificant effect on the weighted average number of common shares outstanding and no effect on earnings per share.

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

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Note payable to bank:

               At September 30, 2000, the Company had borrowed $795,005 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 3 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 11% at September 30, 2000).


Note 4 - Long-term debt:

               At September 30, 2000, long-term debt consisted of equipment loans totaling $72,500 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 12.83%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

               Principal payment requirements for long-term obligations in each of the years subsequent to September 30, 2000 total $25,164 in 2001; $28,185 in 2002; and $19,151 in 2003.

               See Note 4 of the notes to the Audited Financial Statements for additional information regarding long-term debt.


Note 5 - Income taxes:

               The provision for income taxes for the three months ended September 30, 1999 consisted of the following:

                Federal:
                   Current                                $ 5,900
                   Deferred                                24,000
                                                          -------
                           Total                           29,900
                                                          -------

               State:
                   Current                                  1,384
                   Deferred                                14,000
                                                          -------
                           Total                           15,384
                                                          -------
                           Total                          $45,284
                                                          =======

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Income taxes (concluded):

               The following table reconciles the expected statutory provision (credit) for Federal income tax to the effective tax rate for the three months ended September 30, 2000 and 1999:

                                                                          2000      1999
                                                                          ----      ----
               Expected provision (credit) at Federal statutory rate      (34)%      34%
               Effects of:
                 State income taxes, net of Federal income tax effect                10
                 Nondeductible expenses                                     1         1
                 Increase in valuation allowance for net deferred
                     tax assets of $120,000                                33
                 Other (primarily surtax exemptions)                                 (2)
                                                                           ---      ---

               Effective tax rate                                          -- %      43%
                                                                           ===      ===

               As of September 30, 2000, the Company had no deferred tax liabilities and deferred tax assets and a valuation allowance that were attributable to temporary differences related to the following:

               Deferred tax assets:
                  Net operating loss carryforwards(A)        $ 826,000
                  Amortization of intangible assets             70,000
                  Depreciation                                   4,000
                                                             ---------
                      Total                                    900,000
               Valuation allowance(A)                         (900,000)
                                                             ---------

                  Net deferred tax assets(A)                 $   --
                                                             =========


               (A) As of September 30, 2000, the Company had net operating loss carryforwards of approximately $1,900,000 and $2,500,000 available to reduce the Company's future Federal and state taxable income, respectively, which will expire at various dates through 2021. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the potential benefits from its net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance of $900,000 as of September 30, 2000. The Company also offset the potential benefits from its net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance of $780,000 as of June 30, 2000. The Company did not record a valuation allowance as of either September 30, 1999 or June 30, 1999. Primarily as a result of the $120,000 increase in the valuation allowance during the period from July 1, 2000 to September 30, 2000, no credit for income taxes is included in the accompanying unaudited condensed statement of operations for the three months ended September 30, 2000.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 6 - Stock options:

               As further explained in Note 10 of the notes to the Audited Financial Statements, incentive and/or nonincentive stock options for the purchase of up to 2,000,000 shares of the Company's common stock may be granted by the Board of Directors to key executives, other members of management, other employees and directors of the Company pursuant to the Company's Stock Option Plan (the "Plan"). The Board of Directors may also grant options for the purchase of shares of common stock to the Company's directors, officers, consultants and other advisors that are not covered under the Plan.

               No stock options were granted, canceled or exercised during the three months ended September 30, 1999. As of September 30, 2000, the Company had stock options that remained outstanding for the purchase of 5,398,000 shares of common stock that expire at various dates through November 2009 with exercise prices ranging from $.24 to $2.50 per share, of which options to purchase 4,098,000 shares were exercisable.

               During the three months ended September 30, 1999, options to purchase 2,400,000 shares granted in 1998 were canceled. The Company had charged $900,000 to unearned compensation and additional paid-in capital upon the issuance of these options. The cancellation of the options was accounted for as a change in accounting estimate and, accordingly, the Company wrote-off the related balance of unearned compensation as of the date of cancellation which totaled $772,500 and reduced common stock by an equivalent amount during the three months ended September 30, 1999. In addition, the accompanying condensed statement of operations for the three months ended September 30, 1999 includes a credit of $127,500 (or $.01 per share) for the reversal of the accumulated amortization of the unearned compensation related to those shares through the date of cancellation.


Note 7 - Equity financing agreement:

               In July 2000, the Company entered into agreements to sell a total of 5,000,000 shares of common stock for total consideration of $1,000,000 or $.20 per share through private placements intended to be exempt from registration under the Securities Act of 1933. As of September 30, 2000, it had received aggregate gross proceeds of $125,000 and had issued 625,000 shares. The balance receivable of $875,000 attributable to the sale of the remaining 4,375,000 shares must be paid no later than July 21, 2001. The balance has been included in common stock and offset by a subscription receivable in the same amount in the accompanying unaudited condensed balance sheet as of September 30, 2000.

                            DELSOFT CONSULTING, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



Note 8 - Major customers and concentration of credit risk:

               Approximately 53% and 68% of the Company's net revenues were derived from four and two customers, respectively, during the three months ended September 30, 2000 and 1999, respectively. These customers also accounted for approximately 43% and 64% of the Company's accounts receivable balance at September 30, 2000 and 1999, respectively. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at September 30, 2000.


Note 9 - Employment agreements:

               As of September 30, 2000, the Company had entered into employment agreements with three of its key executives and was obligated to make aggregate payments to them of approximately $322,500 during the remainder of 2001, $430,000 during 2002 and $47,500 during 2003.

               In connection with an employment agreement with another key executive that was effectively cancelled on November 16, 1999, the former executive officer, who was also one of the founders of the Company, agreed to allow the Company to cancel 1,270,000 shares of common stock that it had issued to him in exchange for nominal consideration at the time the Company was founded. The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying unaudited condensed financial statements as if the cancellation had occurred on the date of their original issuance. The retroactive change reduced the weighted average number of shares outstanding from 11,159,149 shares to 9,889,149 shares but did not affect net income per share for the three months ended September 30, 1999.


Note 10- Venture capital agreement:

               As of September 30, 2000, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see Note 10 of the notes to the Audited Financial Statements).

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 11- Cancellation of shares:

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



                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF


OVERVIEW

      DelSoft Consulting, Inc. ("DelSoft" or the "Company") was founded in July 1996 as a professional services staffing firm, and has developed its technological and managerial capabilities as well as its infrastructure to the point that the Company is able to offer its clients value added services, including professional services staffing and solutions and application maintenance outsourcing (collectively referred to as "solutions"). The Company markets solutions to both existing and potential clients with the objective of becoming one of such client's preferred providers of comprehensive information technology ("IT") services and solutions. With the trend in the commercial market moving toward fully integrated information systems solutions, the Company offers its clients a broad range of business and technical services as a service out sourcer and systems integrator capable of providing complex tool solutions. This total solutions approach includes proprietary software and tools, proven processes and methodologies, tested project management practices and resources management and procurement programs.

            We market our services and solutions to senior executives in organizations of both existing and potential clients where technology-enabled change (primarily Internet centric) can have a significant competitive impact. We continue to identify opportunities to become a client's preferred provider of comprehensive information technology ("IT") services and solutions.

            Our revenues primarily consist of fees from consulting services engagements, including both time-and-materials and fixed-price engagements. Revenues from time-and-materials engagements are recognized as services are provided. Billable rates vary by the service provided and the geographical region. Historically, a substantial portion of our projects have been client-managed applications development. Although we shall continue to execute client-based projects, our goal is to greatly increase the number of projects we do that are based on Internet applications development and to execute them on a fixed-price basis. The pricing, management, and execution of individual engagements are the responsibility of the consulting office that performs or coordinates the services.

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

            The solutions we offer include the following:

            (a) INTERNET CENTRIC SERVICES AND SOLUTIONS: We provide professional services to clients who are creating or integrating the Internet into their existing businesses to achieve e-commerce capabilities. We expect a significant portion of our future revenues to be derived from professional services related to Internet consulting, including intranet, extranet, and website solutions.

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

      Two-thirds of the Company's net revenues during its most recent fiscal year were derived from only three clients: USA Group, Ernst & Young LLP and DRT. The Company's relationship with USA Group is long-standing. Although the parties could terminate the arrangement at any time, the current project has been renewed through March 31, 2001. Significant effort has already been invested in this project and the Company believes it unlikely that its current project with USA Group would be abruptly terminated.

      Most of the Company's projects, including those with its major clients, are terminable by the client at any time without penalty. The loss of any significant client and/or project could have a material adverse effect on the Company's business, operating results and financial condition.

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

      The Company spent approximately $16,000 on obtaining visas during its last fiscal year. Because some of its employees hold visas, the Company is obligated to maintain certain public access files. The cost of that effort is included in the amount disclosed above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

      The Company's revenues decreased approximately 22%, from $1.8 million for the first quarter of 2000 to approximately $1.4 million for the first quarter of 2001. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, as the Company transitioned from Year 2000 engagements to e-commerce consulting services.

DIRECT PROJECT COSTS

      Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 17%, from approximately $1.2 million for the first quarter of 2000 to approximately $1.0 for the first quarter of 2001. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE

      Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 28%, from approximately $570,000 for the three-month period ended September 30,1999 to approximately $410,000 for the three-month period ended September 30, 2000. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased 13% from approximately $570,000 for the first quarter in 2000 to approximately $645,000 in the first quarter of 2001. This increase in selling, general, and administrative expenses was primarily attributable to substantial increases in the infrastructure required to support the Company's e-commerce consulting and project implementation services.

OTHER (INCOME) EXPENSES

      During the three months ended September 30, 2000, options to purchase 2,400,000 share of common stock to the Company's former President were canceled. The Company had charged $900,000 to unearned compensation and common stock upon the issuance of these options. Of the $900,000 initially charged to unearned compensation, $127,500 had been amortized and charged to selling, general and administrative expenses during the year ended June 30, 1999. The Company's condensed statement of operations for the three months ended September 30, 1999, includes a credit of $127,500 for the reversal of the accumulated amortization of the unearned compensation related to those shares through June 30, 1999.

NET INCOME (LOSS)

      As a result of the above, the Company's net loss after taxes for the three months ending September 30, 2000, increased approximately 543%, from a net income of $60,000 for the three-month period ending September 30, 1999 to a net loss of $(266,000) for the comparable three-month period.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate or 7%. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of September 30, 2000, the Company had outstanding borrowings under the aforementioned facility of approximately $795,000 and working capital of approximately $132,000.

      During the three months ended September 30, 2000, the Company received $125,000 for the issuance of 625,000 shares of common stock. In addition, the Company has a $875,000 subscription receivable for an additional 4,375,000 shares of common stock.

GOING CONCERN

      These financial statements have been prepared on the basis of accounting principles applicable to a "going concern" which assume that DelSoft will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $266,000 for the three months ended September 30, 2000. Cash used in operating activities totaled approximately $329,000 and the Company requires additional financing for its business operations. As of September 30, 2000, the Company had approximately $455,000 of the credit facility available to it through Emergent Financial Group.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations of beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other. things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for information technology services and solutions; industry trends toward outsourcing information technology services; increasing competition in the information technology services market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

ITEM 6. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

a) Exhibits. The exhibits filed as part of this Annual report on Form 10-KSB are as listed below.

          EXHIBITS INCORPORATED BY REFERENCE TO FORM 10-SB, AS AMENDED

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

                                       Date: 11/14/00


      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


Signature                  Position                               Date

--------------------       --------------------------------       ------------
/s/ Brian Koch             President, Acting Chief Financial      11/14/00
                           Officer and Director
Brian Koch                 (principal executive officer)


/s/ Ben J. Giacchino       Director                               Date

--------------------       --------------------------------       --------------
Ben J. Giacchino                                                  11/14/00