Form 10QSB
period 2000-12-31
DELSOFT CONSULTING INC
filed 2001-02-20
CIK 1029424

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
            1934, for the quarterly period ended December 31, 2000.

                         Commission File No.: 000-24197

     Name of Small Business Issuer in its charter: DELSOFT CONSULTING, INC.

     State or Other Jurisdiction of Incorporation or Organization: Georgia

                 I.R.S. Employer Identification No.: 75-2719614

   Address of Principal Executive Offices: 106 Bombay Lane, Roswell, GA 30076

         Issuer's Telephone Number, including Area Code: (770) 518-4289

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. [X] Yes    [ ] No.

         As of February 12, 2001, there were issued and outstanding 14,977,838 shares of the Registrant's Common Stock, no par value per share.

         Transitional Small Business Disclosure Format: [ ] Yes    [X] No.

                            DELSOFT CONSULTING, INC.

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




                                                                 PAGE
                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

             CONDENSED BALANCE SHEET
                 DECEMBER 31, 2000                               F-2

             CONDENSED STATEMENTS OF OPERATIONS
                 SIX AND THREE MONTHS ENDED DECEMBER 31,
                 2000 AND 1999                                   F-3

             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                 SIX MONTHS ENDED DECEMBER 31, 2000              F-4

             CONDENSED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999     F-5

             NOTES TO CONDENSED FINANCIAL STATEMENTS             F-6/12



                                      * * *

                            DELSOFT CONSULTING, INC.

                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)


                                     ASSETS
Current assets:
     Cash and cash equivalents                                      $    16,931
     Accounts receivable, net of allowance for doubtful accounts
         of $20,000                                                     834,528
     Prepaid and refundable income taxes                                161,934
     Other current assets                                                94,117
                                                                    ------------
              Total current assets                                    1,107,510
Equipment and furnishings, net of accumulated depreciation
     of $111,112                                                        124,157
Intangible assets, net of accumulated amortization of $265,176          213,742
Other assets                                                             17,132
                                                                    ------------
              Total                                                 $ 1,462,541
                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note payable to bank                                           $   399,953
     Current portion of long-term debt                                   25,887
     Accounts payable                                                   533,777
     Accrued compensation and other liabilities                         136,003
                                                                    ------------
              Total current liabilities                               1,095,620
Long-term debt, net of current portion                                   40,587
                                                                    ------------
              Total liabilities                                       1,136,207
                                                                    ------------
Commitments and contingencies

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         14,977,838 shares issued and outstanding                     3,795,832
     Accumulated deficit                                             (2,543,832)
     Unearned compensation                                              (50,666)
     Subscription receivable for 4,375,000 shares of common
         stock                                                         (875,000)
                                                                    ------------
              Total stockholders' equity                                326,334
                                                                    ------------

              Total                                                 $  1,462,541
                                                                    ============



See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
              SIX AND THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                       Six Months                         Three Months
                                                    Ended December 31,                  Ended December 31,
                                             -------------------------------     ------------------------------
                                                  2000              1999              2000              1999
                                             ------------      ------------      --------------    ------------
Gross revenue                                $  2,541,390      $  3,255,299      $  1,107,750      $  1,476,807
Direct project costs                            1,764,840         2,213,454           780,801         1,005,262
                                             ------------      ------------      ------------      ------------
Net revenues                                      776,550         1,041,845           326,949           471,545
                                             ------------      ------------      ------------      ------------
Other (income) expenses:
    Selling, general and administrative
        expenses                                1,325,663         1,225,924           640,341           655,366
    Interest expense                               60,999            46,947            30,389            25,199
    Reversal of amortization of unearned
        compensation                                               (133,751)                             (6,251)
    Write-off of intangible assets                                  703,598                             703,598
    Costs of terminated acquisition                                 112,593                             112,593
                                             ------------      ------------      ------------      ------------
           Totals                               1,386,662         1,955,311           670,730         1,490,505
                                             ------------      ------------      ------------      ------------
Loss before credit for income taxes              (610,112)         (913,466)         (343,781)       (1,018,960)
Credit for income taxes                                            (349,126)                           (394,410)
                                             ------------      ------------      ------------      ------------
Net loss                                     $   (610,112)     $   (564,340)     $   (343,781)     $   (624,550)
                                             ============      ============      ============      ============
Basic loss per share (restated)              $       (.05)     $       (.06)     $       (.02)     $       (.06)
                                             ============      ============      ============      ============
Basic weighted average common shares
    outstanding (restated)                     13,226,073         9,889,149        13,859,827         9,889,149
                                             ============      ============      ============      ============


See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Unaudited)






                                                  Common Stock
                                            ----------------------                                                       Total
                                              Number of                   Accumulated     Unearned     Subscription   Stockholders'
                                               Shares       Amount          Deficit     Compensation    Receivable       Equity
                                            ----------    -----------    ------------   ------------   ------------   ------------
Issuance of Common Stock for services
Balance, July 1, 2000                       12,109,983    $ 2,595,832    $(1,933,720)   $   (57,134)                  $    604,978
Amortization of unearned compensation          100,000         50,000                         6,468         50,000           6,468
Subscription for purchase of 4,375,000
    shares of common stock                                    875,000                                  $  (875,000)
Proceeds from issuance of common stock       2,767,855        275,000                                                      275,000
Net loss                                                                    (610,112)                                     (610,112)
                                            ----------    -----------    -----------    -----------    -----------    ------------
Balance, December 31, 2000                  14,977,838    $ 3,795,832    $(2,543,832)   $   (50,666)   $  (875,000)   $    326,334
                                            ==========    ===========    ===========    ============   ============   ============


See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                                             2000           1999
                                                                          ---------      ---------
Operating activities:
     Net loss                                                             $(610,112)     $(564,340)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation of equipment and furnishings                           25,041         34,958
         Amortization of intangible assets                                   46,858         95,965
         Amortization of unearned compensation                                6,468          2,016
         Reversal of amortization of unearned compensation                                (133,751)
         Issuance of Common Stocks For Services                              50,000
         Gain on sale of equipment                                           (9,442)
         Write-off of intangible assets                                                    703,598
         Write-off of costs of terminated acquisition                                      112,593
         Deferred income taxes                                                            (219,800)
         Changes in operating assets and liabilities:
              Accounts receivable                                            27,774        577,821
              Prepaid and refundable income taxes                            35,100       (120,887)
              Other current assets                                           37,141        (44,965)
              Other assets                                                                  (7,787)
              Accounts payable                                              377,279        (26,933)
              Accrued compensation and other liabilities                    (66,480)       (22,015)
                                                                          ---------      ---------
                  Net cash provided by (used in) operating activities       (80,373)       386,473
                                                                          ---------      ---------
Investing activities:
     Capital expenditures                                                   (22,506)        (1,926)
     Proceeds from sale of equipment                                         62,000
                                                                          ---------      ---------
                  Net cash provided by (used in) investing activities        39,494         (1,926)
                                                                          ---------      ---------
Financing activities:
     Repayments of line of credit borrowings                               (206,319)      (327,808)
     Repayments of long-term borrowings                                     (57,123)       (18,196)
     Net proceeds from issuance of common stock                             275,000
                                                                          ---------      ---------
                  Net cash provided by (used in) financing activities        11,558       (346,004)
                                                                          ---------      ---------
Net increase (decrease) in cash and cash equivalents                        (29,321)        38,543
Cash and cash equivalents, beginning of period                               46,252         11,139
                                                                          ---------      ---------
Cash and cash equivalents, end of period                                  $  16,931      $  49,682
                                                                          =========      =========
Supplemental disclosure of cash flow data:
     Interest paid                                                        $  59,705      $  47,513
                                                                          =========      =========
     Income taxes paid (refunded)                                         $ (14,100)     $  55,459
                                                                          =========      =========



See Notes to Condensed Financial Statements.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation:
                  In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Delsoft Consulting, Inc. (the "Company") as of December 31, 2000, its results of operations for the six and three months ended December 31, 2000 and 1999, its changes in stockholders' equity for the six months ended December 31, 2000 and its cash flows for the six months ended December 31, 2000 and 1999. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of June 30, 2000 and for the years ended June 30, 2000 and 1999 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended June 30, 2000 that was previously filed with the SEC.

                  The results of the Company's operations for the six and three months ended December 31, 2000 are not necessarily indicative of the results of operations for the full year ending June 30, 2001.

                  The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, as shown in those financial statements, the Company incurred a net loss of approximately $536,000 and a cash flow deficiency from operating activities of approximately $80,000 in the six months ended December 31, 2000. As further explained in Note 1 of the notes to the Audited Financial Statements, the Company also incurred substantial net losses and cash flow deficiencies from operating activities in the years ended June 30, 2000 and 1999. Management believes that the Company will continue to incur net losses through at least December 31, 2001 and that, although a substantial portion of the Company's historical net losses have been attributable to noncash operating expenses, it will need additional equity or debt financing to be able to sustain its operations until it can achieve profitability and generate cash flows from its operating activities on a recurring basis. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of presentation (concluded):

                  Management believes that the Company will be able to obtain a portion of the financing it needs to continue to operate through the collection of receivables of $875,000 arising from sales of shares of common stock through private placements in July 2000 that are due no later than July 21, 2001 (see Note 7 herein). Management also believes that the Company's ability to achieve profitability depends primarily upon its ability to reduce selling, general and administrative expenses as a percentage of revenues and obtain additional short-term contracts or subcontracts by expanding its customer base and the range of the services it offers. Management plans to expand the Company's customer base and the range of the services it offers and obtain the additional debt or equity financing it needs primarily through a merger with another company or an agreement with a strategic partner that has similar operations and additional financial resources. However, management cannot assure that the Company will be able to collect all of the receivables or consummate such a merger or agreement on acceptable terms. If the Company is not able to obtain adequate financing, the Company may have to curtail or terminate some or all of its operations.

                  The accompanying unaudited condensed financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Earnings (loss) per common share:

                  As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings
                  (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company had a net loss for the six and three months ended December 31, 2000 and 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

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

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Note payable to bank:

                  At December 31, 2000, the Company had borrowed $399,953 under the revolving credit agreement that provides it with a $1,250,000 line of credit (see Note 3 of the notes to the Audited Financial Statements). Interest on outstanding borrowings is payable monthly at the higher of 1.5% above the prime rate or 7% (an effective rate of 11% at December 31, 2000).


Note 4 - Long-term debt:

                  At December 31, 2000, long-term debt consisted of equipment loans totaling $66,474 which are payable in monthly installments and bear interest at rates ranging from 7.75% to 12.83%. The loans were secured by equipment with a net book value that approximated the total outstanding balance.

                  Principal payment requirements for long-term obligations in each of the years subsequent to December 31, 2000 total $25,887 in 2001; $28,998 in 2002; and $11,589 in 2003.

                  See Note 4 of the notes to the Audited Financial Statements for additional information regarding long-term debt.


Note 5 - Credit for income taxes:

                  There was no net provision or credit for income taxes for the six and three months ended December 31, 2000, as further explained below. The net credit for income taxes for the six and three months ended December 31, 1999 consisted of the following provisions (credits):

                                                 Six                Three
                                                Months              Months
                                                Ended               Ended
                                               December            December
                                               31, 1999            31, 1999
                                              -----------          ---------
                   Federal:
                      Current                 $  (142,000)         $(147,900)
                      Deferred                   (152,000)          (176,000)
                                              -----------          ---------
                         Totals                  (294,000)          (323,900)
                                              -----------          ---------
                   State:
                      Current                       3,874              2,490
                      Deferred                    (59,000)           (73,000)
                                              -----------          ---------
                         Totals                   (55,126)           (70,510)
                                              -----------          ---------
                         Totals               $  (349,126)         $(394,410)
                                              ===========          =========

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Credit for income taxes (concluded):
                  The following reconciles the Federal statutory rate of 34% generally applicable to losses before income taxes to the actual effective tax rate for the six and three months ended December 31, 2000 and 1999:

                                               Six Months          Three Months
                                                 Ended                 Ended
                                              December 31,          December 31,
                                              -----------          ------------
                                              2000   1999          2000    1999
                                              ----   ----          ----    ----

Federal statutory rate                        (34)%  (34)%         (34)%   (34)%
Effect of:
   State income taxes, net of Federal income
       tax effect                               1     (4)            1      (5)
   Increase in valuation allowance for net
       deferred tax assets of $220,000 and
       $ 120,000                               33                   33
                                              ----   ----          ----     ----
Effective tax rate                             -- %  (38)%          -- %   (39)%
                                              ====   ====          ====     ====

                   As of December 31, 2000, the Company had no deferred tax liabilities and deferred tax assets and a valuation allowance that were attributable to temporary differences related to the following:

                   Deferred tax assets:
                      Net operating loss carryforwards (A)   $      926,000
                      Amortization of intangible assets              68,000
                      Other                                           6,000
                                                             --------------
                         Total                                    1,000,000
                   Valuation allowance (A)                       (1,000,000)
                                                             --------------

                   Net deferred tax assets (A)               $           --
                                                             ==============

                   (A) As of December 31, 2000, the Company had net operating loss carry forwards of approximately $2,174,000 and $2,774,000 available to reduce the Company's future Federal and state taxable income, respectively, which will expire at various dates through 2021. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the potential benefits from its net operating loss carryforwards and other deferred tax assets by an equivalent valuation allowance of $1,000,000 as of December 31, 2000. The Company also offset the potential benefits from its net operating loss carryforwards and other deferred tax assets by equivalent valuation allowances of $900,000 and $780,000 as of September 30, 2000 and June 30, 2000,
                         respectively. The Company did not record any valuation allowances as of or prior to December 31, 1999. Accordingly, although the Company had pre-tax losses for the six and three months ended December 31, 2000, it did not recognize a credit for Federal income taxes in either period as a result of the increases in the valuation allowance of $220,000 and $120,000 in the six and three months ended December 31, 2000, respectively.

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

         During the six months ended December 31, 2000, options for the purchase of 1,900,000 shares were cancelled as a result of the resignation of an executive officer. No other options were granted, canceled or exercised.

         As of December 31, 2000, the Company had stock options that remained outstanding for the purchase of 3,498,000 shares of common stock that expire at various dates through November 2009 with exercise prices ranging from $.24 to $2.50 per share, of which options to purchase 3,298,000 shares were exercisable.

         At various dates during the six months ended December 31, 1999, options to purchase 2,500,000 shares granted in 1998 were canceled. A total of $938 of unearned compensation related to these options had been amortized during the six months ended December 31, 1999. The Company had charged $937,500 to unearned compensation and additional paid-in capital upon the issuance of these options. The cancellation of the options was accounted for as a change in accounting estimate and, accordingly, the Company wrote-off related balances of the unearned compensation as of the respective dates of cancellation which totaled $803,749 and reduced common stock by an equivalent amount during the six months ended December 31, 1999. In addition, the accompanying condensed statements of operations include a credit of $133,751 (or $.01 per share) for the six months ended December 31, 1999 and a credit of $6,251 (or less than $.01 per share) for the three months ended December 31, 1999 for the reversal of the accumulated amortization of the unearned compensation related to those shares through the respective dates of cancellation.



Note 7 - Equity financing agreement:

         In July 2000, the Company entered into agreements to sell a total of 5,000,000 shares of common stock for total consideration of $1,000,000 or $.20 per share through private placements intended to be exempt from registration under the Securities Act of 1933. As of December 31, 2000, it had received aggregate gross proceeds of $125,000 and had issued 625,000 shares. The balance receivable of $875,000 attributable to the sale of the remaining 4,375,000 shares bears interest at 10% and must be paid no later than July 21, 2001. The balance has been included in common stock and offset by a subscription receivable in the same amount in the accompanying unaudited condensed balance sheet as of December 31, 2000.

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Major customers and concentration of credit risk:

         Approximately 55% and 64% of the Company's net revenues were derived from four customers during the six and three months ended December 31, 2000, respectively. These customers also accounted for approximately 63% of the Company's accounts receivable balance at December 31, 2000. Approximately 68% of the Company's net revenues were derived from two customers during both the six and three months ended December 31, 1999. The Company closely monitors the extension of credit to its customers while maintaining appropriate allowances for potential credit losses. Accordingly, management does not believe that the Company was exposed to significant credit risk at December 31, 2000.


Note 9 - Employment agreements:

         As of December 31, 2000, the Company had entered into employment agreements with two of its key executives and was obligated to make aggregate payments to them of approximately $142,500 during the remainder of 2001, $284,000 during 2002 and $47,500 during 2003.

         In connection with an employment agreement with another key executive that was effectively cancelled on November 16, 1999, the former executive officer, who was also one of the founders of the Company, agreed to allow the Company to cancel 1,270,000 shares of common stock that it had issued to him in exchange for nominal consideration at the time the Company was founded. The number of shares outstanding and the weighted average number of shares outstanding have been retroactively adjusted in the accompanying unaudited condensed financial statements as if the cancellation had occurred on the date of their original issuance. The retroactive change reduced the weighted average number of shares outstanding from 11,159,149 shares to 9,889,149 for the six and three months ended December 31, 1999, which increased loss per share by $.01 for the six months ended December 31, 1999 but did not change loss per share for the three months ended December 31,1999.


Note 10- Venture capital agreement:

         As of December 31, 2000, the Group had not fulfilled its commitment to provide the Company with $550,000 of equity financing pursuant to their October 4, 1996 agreement (see Note 10 of the notes to the Audited Financial Statements).

                            DELSOFT CONSULTING, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 11- Cancellation of shares:

         During 1998, the Company issued 100,000 shares of restricted common stock with a fair value of $405,000 to consultants who agreed to provide the Company with certain advertising and promotional services over a twelve month period commencing in April 1998. Initially, the Company recorded the value of the shares issued as a deferred charge that it intended to write-off over the expected service period. However, in the opinion of the management of the Company, the consultants failed to provide the agreed upon services. Accordingly, the Company considers the agreement to have been effectively terminated, and it reversed the deferred charge and reduced the number of shares outstanding for financial statement reporting purposes.

         During the six months ended December 31, 2000, the Company and the consultant reached an agreement whereby they cancelled all of the claims they had against each other. In connection with the settlement, the Company agreed to allow the consultant to sell the shares and retain the related proceeds of $50,000. As a result, the Company recorded a charge of $50,000 to selling, general and administrative expensed and an equivalent increase in stockholders' equity during the December 2000.


                                      * * *

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS



The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

Delsoft Consulting, Inc. ("Delsoft" or the "Company") is a professional service firm that was incorporated in Georgia on July 1, 1996. The Company offers its clients value-added services, including Intranet, Extranet, and Web site solutions (which collectively commenced in the second quarter of fiscal 2000), professional services staffing, strategy consulting, and related services. Delsoft delivers Internet solutions designed to improve technology development, systems implementation, and systems integration. The Company provides consulting services in the areas of ERP/CRM application development and integration, and large scale application development. The Company's solutions target a client's specific business functions enabling the linkage of people, processes, and technologies in the new digital economy.

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

      (b) PROFESSIONAL SERVICES STAFFING: Providing highly skilled software professionals to augment the internal information management staffs of major corporations currently represents the majority of the Company's business. The Company supplies clients' staffing needs from among its diverse supply of software professionals. The Company is committed to expanding its professional services staffing operations in conjunction with its solutions business. Delsoft expects that future revenues will be dependent on the number of scope of client engagements. Currently, the Company's IT professionals have significant experience in mainframe, client/server, ERP, and CRM applications development and systems integration.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

The Company's revenues decreased approximately 27%, from $1.5 million for the second quarter of 2000 to approximately $1.1 million for the second quarter of 2001. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, as the Company transitioned from Year 2000 engagements to e-commerce consulting services.

DIRECT PROJECT COSTS

Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 20%, from approximately $1.0 million for the second quarter of 2000 to approximately $800,000 for the second quarter of 2001. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE

Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 30%, from approximately $470,000 for the three-month period ended December 31,1999 to approximately $330,000 for the three-month period ended December 31, 2000. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses decreased 3% from approximately $660,000 for the second quarter in 2000 to approximately $640,000 in the second quarter of 2001. The decrease in selling, general, and administrative expenses was primarily attributable to certain cost containment policies which was instituted during the three months ended December 31, 2000.

OTHER (INCOME) EXPENSES

During the three months ended December 31, 1999, the company wrote-off (i) $112,593 for costs related to termination of a proposed acquisition of a Corporate Consulting Company and (ii) $703,598 of changes relating to the unamortized portion of its year 2000 software.

NET INCOME (LOSS)

As a result of the above, the Company's net loss after taxes, decreased approximately 55%, from a net loss of $(625,000) for the three-month period ending December 31, 1999 to a net loss of $(344,000) for the comparable three-month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

REVENUES

The Company's revenues decreased approximately 24%, from $3.3 million for the six months ended December 31, 1999 to approximately $2.5 million for the six months ended December 31, 2000. This decrease in revenues was primarily attributable to a reduction in the total number of IT professionals on existing client projects, as the Company transitioned from Year 2000 engagements to e-commerce consulting services.

DIRECT PROJECT COSTS

Direct project costs consist primarily of salaries and employee benefits for billable IT professionals, as well as the cost of the independent contractors used by the Company. Direct project costs decreased approximately 18%, from approximately $2.2 million for the six months ended December 31, 1999 to approximately $1.8 million for the six months ended December 31, 2000. This decrease is primarily attributable to a reduction in the total number of IT professionals on existing client projects and is in line with the reduction of net revenue.

NET REVENUE

Net revenue consists of revenues less direct project costs. Net revenue decreased approximately 22%, from approximately $1 million for the six months ended December 31,1999 to approximately $780,000 for the six months ended December 31, 2000. This decrease is primarily attributable to the reduction in the number of IT professionals utilized by the Company (including independent contractors).

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs and other general overhead expenses. Selling, general and administrative expenses increased approximately 100,000 from 1.2 million to 1.3 million for the six months ended December 31, 1999 as compared to December 31, 2000. This increase in selling, general, and administrative expenses was primarily attributable to increases in the infrastructure required to support the Company's anticipated growth in e-commerce consulting and project implementation services. The Company initiated a cost consulting program. During the six months ended December 31, 2000, thereby these costs should decrease in the future.

OTHER (INCOME) EXPENSES

During the six months ended December 31, 1999, during the three months ended December 31, 1999, the company wrote-off (i) $112,593 for costs related to termination of a proposed acquisition of a Corporate Consulting Company and
(ii) $703,598 of changes relating to the unamortized portion of its year 2000 software.


NET INCOME (LOSS)

As a result of the above, the Company's net loss after taxes increased approximately 8% or $46,000, from a net loss of $(564,000) for the six months ended December 31, 1999 to a net loss of $(610,000) for the comparable six-month period.

RECENT DEVELOPMENTS

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a $1.25 million revolving credit facility with Emergent Financial Group. The credit facility bears interest at the higher of 1.5% over the prime rate of 7%. The facility contains certain restrictive covenants, including, the maintenance of certain financial ratios and limitations on payment of dividends and additional borrowings. As of December 31, 2000, the Company had outstanding borrowings under the aforementioned facility of approximately $400,000 and working capital of approximately $12,000.

In July 2000, the Company entered into agreements to sell a total of 5,000,000 shares of common stock for total consideration of $1 million or $.20 per share through private placements intended to be exempt from registration under the Securities Act of 1933. As of December 31, 2000, it had received aggregate gross proceeds of $125,000 and had issued 625,000 shares. The balance receivable of $875,000 attributable to the sale of the remaining 4,375,000 shares bears interest at 10% and must be paid no later than July 21, 2001. Additionally, the Company received $150,000 through an additional private placement for the issuance of 2,142,855 shares of common stock.

GOING CONCERN

These financial statements have been prepared on the basis of accounting principles applicable to a "going concern" which assume that DelSoft will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $610,000 for the six months ended December 31, 2000, cash used in operating activities totaled approximately $80,000 and requires additional financing for its business operations. As of December 31, 2000, the Company had approximately $850,000 of the credit facility available to it through Emergent Financial Group.

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

                                    PART II


Item 1. Legal Proceedings

     During the period represented by this report on Form 10-QSB, the Registrant was not involved in any material legal proceedings other than that described in the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000, under Item 3.

Item 2. Changes in Securities and Use of Proceeds

     During the period represented by this report on Form 10-QSB, the instruments defining the rights of the holders of Registrant's registered securities were not materially modified, and no securities were sold by the Registrant during this period.

Item 3. Defaults Upon Senior Securities

     During the period represented by this report on Form 10-QSB, there were no material defaults in the payment of principal, interest, sinking or purchase fund installments, or any other material defaults not cured within 30 days, with respect to any indebtedness of the Registrant exceeding 5% of its total assets. Additionally, there are no material arrearages in the payment of dividends.

Item 4. Submission of Matters to a Vote of Security Holders

     During the period represented by this report on Form 10-QSB, no matters were submitted to a vote of security holders.

Item 5. Other information

     Reference is made to the discussion above, with reference to the sale by Emergent Asset Based Lending, LLC of its interest in a loan to the Registrant, to Comerica Bank, for itself and as agent for other lenders.

     In November, 2000, Mr. Brian Koch, the President, Acting Chief Financial Officer and Director of Registrant, resigned from each of these positions. Mr. Adil Choksey has assumed the title and responsibilities of Acting President, effective immediately. Additionally, in January, 2001, Mr. Ben J. Giacchino, a director of the Registrant, resigned. The vacancies on the Board of Directors created by the resignations of Messrs. Koch and Giacchino have not, as of the date of this report on Form 10-QSB, been filled.

Item 6.   Exhibits and Reports on Form 8-K

     There are no exhibits filed with this report on Form 10-QSB. For a listing of exhibits, reference is made to Registrant's Annual Report on Form 10-KSB, and
Item 13 thereto, which list is incorporated herein by reference.

     During the period represented by this report on Form 10-QSB, there were no reports on Form 8-K filed with the United States Securities and Exchange Commission.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELSOFT CONSULTING, INC.

Dated: February 20, 2001

By: /s/ ADIL CHOKSEY
   ---------------------
Adil Choksey
Acting President and Acting Chief Financial Officer